Form 10-Q
period 1996-03-31
ROSEWOOD CARE CENTERS CAPITAL FUNDING CORP; ROSEWOOD CARE CENTER INC OF SWANSEA; ROSEWOOD CARE CENTER INC OF GALESBURG; ROSEWOOD CARE CENTER INC OF EAST PEORIA; ROSEWOOD CARE CENTER INC OF PEORIA; ROSEWOOD CARE CENTER INC OF ALTON; ROSEWOOD CARE CENTER INC OF MOLINE; SWANSEA REAL ESTATE INC; GALESBURG REAL ESTATE INC; EAST PEORIA REAL ESTATE INC
filed 1996-05-14
CIK 909110, 909113, 909114, 909115, 909116, 909117, 909118, 909120, 909121, 909122

- - ------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                      OR
 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    --------------------------------------
                        COMMISSION FILE NUMBER 33-65948
                    --------------------------------------

               ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

            (Exact name of Registrant as specified in its charter)
                         (See table of Co-Registrants)

                                   MISSOURI
                        (State or other jurisdiction of
                        incorporation or organization)

                         11701 Borman Drive, Suite 315
                              St. Louis, Missouri
                   (Address of principal executive offices)

                                  43-1623171
                     (I.R.S. Employer Identification No.)

                                     63146
                                  (Zip Code)


      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 OR 15(d) of the Securities Exchange Act of 1934 during the Preceding 12 months (or for such shorter period that Registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares of stock of each of the issuer's classes of common stock, as of the latest practicable date: N/A

      Certain information called for on Item 6 of Part II of this Form 10-Q is incorporated by reference to Registrants' Registration Statement (No. 33-65948) dated July 13, 1993 which was declared effective October 14, 1993, Registrants' Form 10-Q Filed November 29, 1993 and Registrants' Form 10-Q Filed February 11, 1994, Registrants' Form 10-K Filed September 28, 1994, Registrants' Form 10-Q Filed February 14, 1995, Registrants' Form 10-Q Filed May 15, 1995 and Registrants' Form 10-Q filed February 13, 1996.

      Index to Exhibits is on Page 19.

- - -----------------------------------------------------------------------------

                                CO-REGISTRANTS
                        Rosewood Care Center, Inc. of Swansea
                        Rosewood Care Center, Inc. of Galesburg
                        Rosewood Care Center, Inc. of East Peoria
                        Rosewood Care Center, Inc. of Peoria
                        Rosewood Care Center, Inc. of Alton
                        Rosewood Care Center, Inc. of Moline
                        Swansea Real Estate, Inc.
                        Galesburg Real Estate, Inc.
                        East Peoria Real Estate, Inc.
                        Peoria Real Estate, Inc.
                        Alton Real Estate, Inc.
                        Moline Real Estate, Inc.

(Exact names of Co-Registrants as specified in their charters)

No separate periodic or annual reports are filed for each of the co-registrants and no separate financial statements are included for each of the co-registrants because the co-registrants are effectively jointly and severally liable with respect to the Notes and because such separate periodic or annual reports and such separate financial statements are not deemed material to investors.

               ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                    INDEX

PART I  FINANCIAL INFORMATION                                           PAGE
- - -----------------------------                                           -----

Item 1.     Financial Statements                                         4
            Rosewood Care Centers Capital Funding Corporation:
              Balance Sheet                                              4
              Statement of Operations                                    5
              Statement of Cash Flows                                    6
              Notes to Financial Statement                               7

            Rosewood Care Center Obligated Companies:
            Rosewood Care Center, Inc. of Swansea
            Rosewood Care Center, Inc. of Galesburg
            Rosewood Care Center, Inc. of East Peoria
            Rosewood Care Center, Inc. of Peoria
            Rosewood Care Center, Inc. of Alton
            Rosewood Care Center, Inc. of Moline
            Swansea Real Estate, Inc.
            Galesburg Real Estate, Inc.
            East Peoria Real Estate, Inc.
            Peoria Real Estate, Inc.
            Alton Real Estate, Inc.
            Moline Real Estate, Inc.
              Combined Balance Sheet                                    8
              Combined Statement of Operations                          10
              Combined Statement of Cash Flows                          12
              Notes to Combined Financial Statements                    13

Item 2.     Management's Discussion and Analysis of Financial

            Condition and Results of Operations                         14


PART II  OTHER INFORMATION
- - ---------------------------
Item 1.     Legal Proceedings                                           17
Item 2.     Changes in Securities                                       17
Item 3.     Defaults Upon Senior Securities                             17
Item 4.     Submission of Matters to a Vote of Security Holders         17
Item 5.     Other Information                                           17
Item 6.     Exhibits and Reports on Form 8-K                            18


INDEX TO EXHIBITS                                                       19
- - -----------------

SIGNATURES                                                              23
- - -----------------

PART I  FINANCIAL INFORMATION
- - -----------------------------

ITEM 1.     FINANCIAL STATEMENTS

               ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION
                                 BALANCE SHEET
                            (Dollars in Thousands)
                                  (Unaudited)

                                                    June 30,        March 31,
                                    Assets            1995            1996
                                    ---------------------------------------------
Cash                                                $    262        $    262
Mortgage notes receivable, Rosewood Companies         30,947          29,528
                                                     ---------       --------

                                                    $ 31,209        $ 29,790
                                                     ---------       ---------
                                                     ---------       ---------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
First mortgage redeemable bonds                     $ 31,020        $ 29,610
Accrued interest                                         188             179

Stockholders' equity:
  Common stock, $1 par value
    Authorized - 30,000 shares
    Issued and outstanding - 500 shares,
      at issue price                                       1               1

  Retained earnings                                       -               -
                                                     --------         --------
                                                    $ 31,209        $ 29,790
                                                     --------         --------
                                                     --------         --------

















   The accompanying notes are an integral part of this financial statement.

               ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION
                            STATEMENT OF OPERATIONS
                            (Dollars in Thousands)
                                  (Unaudited)


                               Three Months               Nine Months
                                  Ended                       Ended
                                  March 31,                   March 31,
                           1995          1996          1995          1996

                          ------------------------------------------------------

Interest Income          $    567       $    538     $ 1,735        $  1,649

Interest expense              567            538     $ 1,735        $  1,649
                         ---------      ---------    --------       --------

Net Income               $      0       $      0     $     0        $      0
                         ---------      ---------    --------       --------
                         ---------      ---------    --------       --------




































   The accompanying notes are an integral part of this financial statement.

               ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION
                            STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                             Three Months         Nine Months
                                                Ended                 Ended
                                                March 31,             March 31,
                                            1995      1996       1995       1996
                                           ----------------------------------------------
Cash flow from operating activities:
  Net income                               $    0   $    0      $     0  $     0
  Increase (decrease) in accrued interest      (2)      (2)          (9)      (9)
                                           --------  -------     --------  --------
Net cash provided by operating activities      (2)      (2)          (9)      (9)
                                           --------  -------     --------  --------
Cash flow from investing activities:
  Collections on notes receivable              215      245        1,332    1,419
                                           --------  -------     --------- --------
Net cash used by investing activities          215      245        1,332    1,419
                                           --------  -------     --------- --------
Cash flow from financing operations:
  Reduction of redeemable bonds              (213)    (243)      (1,324)  (1,410)
                                           --------  -------     --------- --------
Net cash provided by financing               (213)    (243)      (1,324)  (1,410)
                                           --------  -------     --------- --------
Net increase (decrease) in cash                (0)        0          (1)        0
Cash, beginning                                262      262          263      262
                                           --------  -------     --------- --------
Cash, ending                                   262      262          262      262
                                           --------  -------     --------- --------
                                           --------  -------     --------- --------
Cash paid for interest                     $   567  $   538      $ 1,735  $ 1,649
                                           --------  -------     --------- --------
                                           --------  -------     --------- --------






















The accompanying notes are an integral part of this financial statement.

               ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


1.   Interim Financial Statements
     ----------------------------

     In the opinion of the Company, these unaudited financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 1995, and March 31, 1996, and the results of its operations and its cash flows for the three month and the nine month periods ended March 31, 1995 and 1996. Such adjustments were of a normal recurring nature.

     The results of operations for the nine months ended March 31, 1995, and 1996 are not necessarily indicative of the results for the full year.

     It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Form 10K Annual Report (No. 33-65948), which has previously been filed with the Commission.

2.   Issuance of Bonds
     ------------------

     On October 21, 1993, the Company issued $33,000,000 of its 7-1/4% First Mortgage Redeemable Bonds due November 1, 2013.

     Of the ending cash balance, $260,000 represents the note receivable payment on the 25th of the month which is held in the Bond Payment Fund
     - Principal and Interest accounts until it is disbursed to the Bond Holders on the 1st of the following month.

                                ROSEWOOD CARE CENTER
                    FACILITY COMPANIES AND REAL ESTATE COMPANIES
                               COMBINED BALANCE SHEETS
                               (Dollars in Thousands)
                                     (Unaudited)

                                                    June 30,      March 31,
                                       Assets         1995           1996
                                    ------------------------------------------------
Current assets:
    Cash                                             $ 2,522        $ 2,430
    Accounts receivable - residents, net of allowance
     for doubtful accounts of $120 and $114,
     respectively                                        705          1,138
    Accounts receivable - third party payor            2,195          2,540
    Interest receivable                                  346            145
    Prepaid insurance and other prepaids                 108             69
    Deferred income tax benefits                          37             37
                                                     --------      ---------
        Total current assets                           5,913          6,359
                                                     --------      ---------
Property, plant and equipment:
    Land                                                 943            943
    Site improvements                                  2,042          2,101
    Building                                          17,830         17,830
    Equipment                                          3,616          3,629
    Leasehold improvements                               192            269
                                                     --------      ---------
                                                      24,623         24,772
    Less accumulated depreciation                      5,510          6,213
                                                     --------      ---------
                                                      19,113         18,559
                                                     --------      ---------

Other assets:
    Notes receivable from Rosewood Care Center
       Holding Company                                 9,332          8,377
Amortizable Costs, Net                                 1,226          1,127
                                                     --------      ---------
                                                      10,558          9,504
                                                     --------      ---------
                                                    $ 35,584       $ 34,422
                                                     --------      ---------
                                                     --------      ---------














     The accompanying notes are an integral part of these financial statements.

                                ROSEWOOD CARE CENTER
                    FACILITY COMPANIES AND REAL ESTATE COMPANIES
                               COMBINED BALANCE SHEETS
                               (Dollars in Thousands)
                                     (Unaudited)



                                                      June 30,      March 31,
        LIABILITIES AND STOCKHOLDERS' EQUITY            1995          1996
      -------------------------------------            --------       -------
Current liabilities:
  Current portion of long-term debt                 $   1,667       $  1,760
  Accounts payable - trade                                655            685
  Accrued expenses:
    Salaries and payroll taxes                            360            589
    Vacation and employee fringes                          91            121
    Real estate taxes                                     543            544
    Management fees - affiliate                           537            396
    Income taxes                                          170             86
  Dividends payable                                       703            638
                                                     ---------      --------
      Total current liabilities                         4,726          4,819
                                                     ---------      --------
Long-term debt:
  Notes payable - Rosewood Care Center
    Capital Funding Corporation                        30,947         29,528
                                                     ---------      --------
                                                       30,947         29,528
  Less current maturities                               1,667          1,760
                                                     ---------      --------
                                                       29,280         27,768
                                                     ---------      --------
Stockholders' equity:
  Common stock                                             65             65
  Paid-in capital                                         481            481
  Retained earnings                                     1,032          1,289
                                                     ---------      --------
                                                        1,578          1,835
                                                     ---------      --------
                                                     $ 35,584       $ 34,422
                                                     ---------      --------
                                                     ---------      --------















     The accompanying notes are in integral part of these financial statements.

                                ROSEWOOD CARE CENTER
                    FACILITY COMPANIES AND REAL ESTATE COMPANIES
               COMBINED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                               (Dollars in Thousands)
                                    (Unaudited)

                                            Three Months          Nine Months
                                                Ended                 Ended
                                               March 31,               March 31,
                                           1995      1996         1995      1996
                                         ------------------------------------------
Patient service revenue:
  Private                                 $4,193    $ 4,200    $12,720     $12,863
  Medicare                                 1,958      2,245      5,314       6,816
  Medicaid                                   377        316      1,136       1,013
  Other patient revenues, net of expenses     15         13         50          48
                                          -------     -------    ------     -------
                                           6,543      6,774     19,220      20,740
                                          -------     -------    ------     -------
Operating expenses:
  Facility expenses:
   Administrative expense                    230        196        716         621
   Employee fringe benefits                  475        485      1,348       1,406
   Dietary                                   437        444      1,300       1,329
   Nursing                                 2,385      2,752      6,866       8,106
   Facility utilities and insurance          176        218        533         604
   Facility maintenance                      107        110        316         340
   Housekeeping, laundry and activities      327        350        931       1,030
                                         -------      -------    ------     ------
                                           4,137      4,555     12,010      13,436
                                         -------      -------    ------     ------
     Income after facility expenses        2,406      2,219      7,210       7,304
                                         -------      --------   ------     ------
  Nonfacility expenses:
   Real estate taxes                         110        106        345         322
   Base management fees                      198        198        594         594
   Illinois Medicaid assessments             101        101        298         298
   Depreciation and amortization             258        277        772         802
                                         -------      ------    -------     ------
                                             667        682      2,009       2,016
                                         -------      ------    -------     ------
     Income before incentives              1,739      1,537      5,201       5,288

  Incentive management fees                (521)      (412)    (1,489)     (1,538)
  Officers' bonuses                           -          -          -           -
                                         -------      ------    --------    ------
     Income from operations                1,218      1,125      3,712       3,750
                                         -------      ------    --------    ------
Other income (expense):
  Interest income                            214        166        636         603
  Interest expense                         (567)      (538)    (1,735)     (1,649)
                                         -------      ------    --------    -------
                                           (353)      (372)    (1,099)     (1,046)
                                         -------      ------    --------    -------
Income before income taxes                   865        753      2,613       2,704
Income tax expense                          (83)       (54)      (251)       (240)
                                         -------      ------    --------    -------
Net income                                   782        699      2,362       2,464

Retained earnings, beginning               1,031      1,228        838       1,032
Dividends declared                         (730)      (638)    (2,117)     (2,207)
                                         -------      ------    --------    --------
Retained earnings, ending                 $1,083     $1,289     $1,083      $1,289
                                         -------      ------    ---------   --------
                                         -------      ------    ---------   --------





















































The accompanying notes are an integral part of these financial statements.

                             ROSEWOOD CARE CENTER
                 FACILITY COMPANIES AND REAL ESTATE COMPANIES
                       COMBINED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                (Unaudited)

                                               Three Months          Nine Months
                                                   Ended                Ended
                                                   March 31,             March 31,
Cash flow from operating activities:          1995      1996        1995      1996
                                            ---------------------------------------
  Net income                                 $  782    $  699      $2,362    $2,464
  Adjustments:
   Depreciation                                 226       244         672       703
   Amortization                                  33         32        100        99
   Decrease (increase) in:
     Accounts receivable - residents            121        78         105     (433)
     Accounts receivable - third party payors    30     (300)        (54)     (345)
     Other receivables and prepaids             337      300          130       240
   Increase (decrease) in:
     Accounts payable - trade                   109     (799)          76        30
     Accrued salaries, taxes and fringes        119       209         112       259
     Accrued real estate taxes                  109       108          61         1
     Accrued management fees                    372     (176)       ( 58)     (142)
     Other payables and accruals              (155)      (32)          14      (84)
                                            -------    -------      ------   ------
  Net cash provided by operating activities   2,083       363       3,520     2,792
                                            -------    -------      ------   ------
Cash flow from investing activities:
     Purchase of property and equipment       (105)      (51)       (121)     (149)
     Loans and deposits with affiliate      (1,872)     1,217     (1,028)       955
                                            -------    -------      ------   ------
  Net cash (used) by investing activities   (1,977)     1,166     (1,149)       806
                                            -------    -------      ------   ------
Cash flow from financing activities:
  Reduction of long-term debt                 (215)     (245)     (1,332)   (1,419)
  Dividends paid                              (687)     (890)     (1,913)   (2,271)
                                              -------    -------    ------   ------
  Net cash (used) by financing activities    (902)   (1,135)      (3,245)   (3,690)
                                              -------    -------    ------   ------
Net increase (decrease) in cash               (796)       394       (874)      (92)
Cash, beginning                              $2,957    $2,036      $3,035    $2,522
                                            -------    -------      ------   ------
Cash, ending                                 $2,161    $2,430      $2,161    $2,430
                                            -------    -------      ------   ------
Cash paid for                               -------    -------      ------   ------
  Interest                                   $  500    $  538      $1,735    $1,649
                                            -------    -------      ------   ------
                                            -------    -------      ------   ------
  Income taxes                               $  237    $  115      $  237    $  387
                                            -------    -------      ------   ------
                                            -------    -------      ------   ------

     The accompanying notes are an integral part of these financial statements.

                             ROSEWOOD CARE CENTER
                 FACILITY COMPANIES AND REAL ESTATE COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS


1.  Interim Financial Statements
     ----------------------------

    In the opinion of the Companies, these unaudited combined financial statements include all adjustments necessary for a fair presentation of their financial position as of June 30, 1995, and March 31, 1996, and the results of their operations and their cash flows for the three and nine month periods ended March 31, 1995 and 1996. Such adjustments were of a normal recurring nature.

    The results of operations for the nine month periods ended March 31, 1995 and 1996 are not necessarily indicative of the results for the full years.

    It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Form 10K Annual Report (No. 33-65948), which has previously been filed with the Commission.


2.  Litigation
     ----------

    The Companies, from time to time, are involved in litigation in the ordinary course of business including disputes involving management contracts, patient services, employment services, and employment claims. The Companies are also involved in routine administrative and judicial proceedings regarding permits and expenses. The Companies are not a party to any lawsuit or proceeding which, in the opinion of management, is individually or in the aggregate, likely to have a material adverse effect on the combined financial position or results of operations of the Companies.



3.  Refinancing of Long-Term Debt
    -----------------------------

    On October 21, 1993, the Companies refinanced their long-term debt with Rosewood Care Centers Capital Funding Corporation, which issued $33,000,000 of its 7-1/4% First Mortgage Redeemable Bonds due November 1, 2013.

    Remaining loan proceeds were loaned to Rosewood Care Center Holding Company under unsecured promissory notes bearing interest at 7-1/4% per annum and having maturities from October to December 1996.

    Loan costs of $609,000 and underwriter's discount of $841,500 are being amortized over the term of the long-term debt, on the interest method.


4.  Dividends
    ---------
    Dividends in the amount of $2,207,100 were declared during the nine months ended March 31, 1996. Of this amount $1,568,600 has been paid and $638,500 remains unpaid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

    The Corporation is a pass through entity. Interest income and expense offset resulting in no income or loss.


THE COMBINED FACILITY COMPANIES AND REAL ESTATE COMPANIES

    Operating Results
    -----------------

                THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH
                       THREE MONTHS ENDED MARCH 31, 1995
    Overview
    --------
    The companies have continued their marketing emphasis on short-term convalescent care while continuing to provide long-term care. The number of short-term care patients and demand for ancillary rehabilitative and therapy services has continued to increase. Revenues and expenses associated with rehabilitative and therapy services have continued to increase through March 31, 1996.

    The Medicare program and various forms of private payment are principal payors for short-term nursing home care and rehabilitative services. All six of the facilities participate in the federally administered Medicare program. All six of the facilities also participate in the Medicaid program for a distinct number of beds in each facility.

    The Companies and Affiliates of the Companies are actively pursuing managed care contracts. Affiliates of the Companies are also actively pursuing possible acquisition and formation of businesses related to the skilled nursing home business, including therapy companies and home health care agencies. Such Affiliated Companies would provide services to the Companies which are currently being provided by outside vendors. Although the financial impact of such changes cannot be projected at this time, management believes that this structure will allow better control of cost and quality of ancillary services.

    The skilled nursing industry and the general health care industry are moving into managed care. Management views the ability to provide a wide spectrum of services as important to its general contracting power in the managed care industry.

    The Companies will continue to be affected by market issues facing the nursing home industry as a whole. The ability of the Companies to control the costs of labor which continue to rise and represent one of the largest components of the Companies's operating expenses, will also significantly impact the future operating results.

    Operating Results
    -----------------
    Net revenues have increased to $6,774,000 for the three months ended March 31, 1996 from $6,543,000 for the three months ended March 31, 1995, an increase of $231,000 or 3.5%. Private revenues have increased $7,000 from $4,193,000 for the three months ended March 31, 1995 to $4,200,000 for the three months ended March 31, 1996. Although there was an overall increase as a result of an increase in the room rates, there was a decrease in the private pay census from 41,719 patient days for the three months ended March 31, 1995 to 39,475 patient days for the three months ended March 31, 1996.

    Medicare revenues increased $287,000 or 14.7% from $1,958,000 for the three months ended March 31, 1995 to $2,245,000 for the three months ended


<PAGE 15>
March 31, 1996. Although the majority of the increase is due to an increase in the Medicare reimbursement rate which increased due to increased ancilliary services provided to Medicare residents, the Medicare census decreased from 10,201 patient days for the three months ended March 31, 1995 to 9,454 patient days for the three months ended March 31, 1996.

    Medicaid revenue decreased $61,000 or 16.2% from $377,000 for the three nine months ended March 31, 1995 to $316,000 for the three months ended March 31, 1996. The majority of the decrease is the result of the decrease in the Medicaid census from 5,877 patient days for the nine months ended March 31, 1995 to 4,936 patient days for the nine months ended March 31, 1996.

    Facility operating expenses increased to $4,555,000 for the three months ended March 31, 1996, (or $84.56 per patient day) from $4,137,000 (or $71.58 per patient day) for the three months ended March 31, 1995, an increase of $418,000 (or $12.98 per patient day). The majority of the increase ($367,000) can be accounted for by the increase in nursing costs which is primarily the result of the increase in the cost of the ancillary services for occupational therapy, physical therapy, speech therapy, drugs and medical supplies provided primarily for Medicare and private residents.

    Dietary expenses increased $7,000 compared to the same period last year.

    Facility utilities and insurance increased $42,000 when compared to the same period last year.

    Facility maintenance increased $3,000 compared to the same period last year.

    Administrative expenses decreased $34,000 while employee benefits increased $10,000 when compared to the same period last year.

    Housekeeping, laundry and activities increased $23,000 compared to the same period last year.

    Total nonfacility expenses have increased $15,000 which is primarily the result of an increase in depreciation expense for the current period.

    Incentive management fees have decreased from $521,000 for the three months ended March 31, 1995 to $412,000 for the three months ended March 31, 1996 as a result of the decrease in operating income of the facilities.

    Interest income decreased $48,000 when compared to the same period last year. The decrease is the result of a decrease in the notes receivable from the affiliated company, Rosewood Care Center Holding Co.

    Interest expense decreased $29,000 when compared to the same three month period last year. The interest expense decrease is the result of the decrease in the long term debt of the facilities.


                NINE MONTHS ENDED MARCH 31, 1996 COMPARED WITH
                       NINE MONTHS ENDED MARCH 31, 1995
             -----------------------------------------------------

    Operating Results
    -----------------

    Net revenues have increased to $20,740,000 for the nine months ended March 31, 1996 from $19,220,000 for the nine months ended March 31, 1995, an increase of $1,520,000 or 7.9%. Private revenues have increased $143,000 from $12,720,000 for the nine months ended March 31, 1995 to $12,863,000 for the nine months ended March 31, 1996. The primary cause of the increase is the increase in room rates. The private pay census has decreased from 128,870 patient days for the nine months ended March 31, 1995 to 122,304 for the nine months ended March 31, 1996. Management is of the opinion that the decrease will continue through the end of the current fiscal year.

    Medicare revenue increased $1,502,000 or 28.3% from $5,314,000 for the nine months ended March 31, 1995 to $6,816,000 for the nine months ended March 31, 1996. The majority of the increase is due to an increase in the Medicare reimbursement rate which increased due to the increase in ancillary services provided to Medicare residents. The Medicare census for the nine months ended March 31, 1996 has decreased to 28,933 patient days from 29,460 patient days for the nine month period ended March 31, 1995.

    Medicaid revenue for the nine months ended March 31, 1995 was $1,013,000 compared to $1,136,000 for the nine months ended March 31, 1995, a decrease of $123,000 or 10.8%. The decrease is the result of a decrease in census from 17,429 patient days for the nine months ended March 31, 1995 to 15,905 patient days for the nine months ended March 31, 1996. There has been a minor change in the reimbursement rate received from the state for the Medicaid residents since the prior year.

    The overall occupancy rate of the facilities was 88% for the current nine month period ended March 31, 1996, compared to 92% for the same period last year.

    Facility operating expenses increased to $13,436,000 for the nine months ended March 31, 1996 (or $80.38 per patient day) from $12,010,000 (or $68.34 per patient day) for the nine months ended March 31, 1995, an increase of $1,426,000 (or $12.04 per patient day). The majority of the increase ($1,240,000) can be accounted for by the increase in nursing costs which is primarily the result of the increase in the cost of the ancillary services for occupational therapy, physical therapy, speech therapy, drugs and medical supplies provided primarily for Medicare and private pay residents.

    Dietary expenses increased $29,000 compared to the same period last year, primarily as a result of an increase in labor costs.

    Facility utilities, consisting of electric, gas, water, sewer and trash disposal, increased $65,000 and insurance increased $6,000 when compared to the same period last year.

    Facility maintenance increased $24,000 compared to the same period last year.

    Administrative expenses decreased $95,000 while employee benefits increased $58,000 when compared to the same period last year. The decrease in administrative expenses can be accounted for primarily by the decrease in labor cost for the current year. The increase in employee benefits is a result of a change in the Companies' policy regarding eligibility for premium pay for holiday work at some facilities, which is accounted for as an employee benefit.

    Housekeeping, laundry and activities increased $99,000 compared to the same period last year. The majority of the increase is due to an increase in labor costs for the current year.

    Total nonfacility expenses are virtually unchanged from the same nine month period last year.

    Incentive management fees have increased from $1,489,000 for the nine months ended March 31, 1995 to $1,538,000 for the nine months ended March 31, 1996 as a result of the increase in operating income of the facilities.

    Interest income decreased $33,000 when compared to the same period last year. The decrease is the result of a decrease in the notes receivable from the affiliated company, Rosewood Care Center Holding Co.

    Interest expense decreased $86,000 when compared to the same nine month period last year. The interest expense decrease is the result of the decrease in the long term debt of the facilities.

    The Facility Companies file a consolidated income tax return with their parent company, Rosewood Care Center Holding Co. The income of the Real Estate Companies is taxed at the individual shareholder level, as each real estate company is an S corporation. The amount reflected as income taxes is the facility companies' portion of federal and state taxes calculated for the nine months ended March 31, 1996 and 1995, on an annualized basis.

    Liquidity and Capital Resources
    -------------------------------

    As of March 31, 1996, the Companies had approximately $2,430,000 in cash and cash equivalents and net working capital of approximately $1,540,000. There was a net decrease in cash of approximately $92,000 since June 30, 1995.

    For the three months ended March 31, 1996, net cash provided by operations was $363,000. Net cash from investing activities was $1,166,000. $1,217,000 from investing activities was received from Rosewood Care Center Holding Co., of which $51,000 was used by the Companies for the purchase of personal property and equipment. Net cash used in financing activities aggregated $1,135,000, of which $245,000 was used to retire debt and $890,000 was used for the payment of dividends.

    For the nine months ended March 31, 1996, net cash provided by operations was $2,792,000. Net cash from investing activities was $806,000, of which $955,000 was received from Rosewood Care Center Holding Co. and $149,000 was used by the Companies for the purchase of personal property and equipment. Net cash used in financing activities aggregated $3,690,000, of which $1,419,000 was used to retire debt and $2,271,000 was used for the payment of dividends.

    The Companies believe that the existing cash and cash equivalent and working capital from operations will be adequate to repay their debts due within one year and meet the working capital requirements of the operations.

PART II  OTHER INFORMATION
- - --------------------------

ITEM 1.  LEGAL PROCEEDINGS.

    There were no material developments with respect to legal proceedings during the quarter ended March 31, 1996.

ITEM 2.  CHANGES IN SECURITIES.

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.  OTHER INFORMATION.

    The Companies and their affiliates continue to investigate managed care. As of the end of the third quarter of 1996, no new managed care contracts had been entered into. However, written contract proposals are pending between Affiliates of the Companies and third parties. In the event all or some of these proposals are finalized into executed contracts, certain of the

Companies, in particular Swansea and Alton, may begin handling managed care patients.

    Affiliates of the Companies are also actively pursuing possible acquisition and formation of businesses related to the skilled nursing home business, including therapy companies and home health care agencies.

Although no acquisition would be made by the Companies themselves, the acquisition of any such businesses by one or more affiliates of the Companies may affect the financial statements of the Companies if products or services which were previously contracted from outside vendors are supplied by an affiliated company.

    Certain developments relating to expansion of the Rosewood facility at Galesburg, Illinois occurred in the third quarter of 1996. On March 29, 1996, the loan was closed for financing the construction of the expansion. Although the Department of Public Health has approved the architect's plans for the proposed 60 bed expansion, the project may not be completed with the same architect. In that event, the new architect's plans will need to be approved by the Department of Public Health prior to commencement of the project. In conjunction with the construction loan closing, a new ground lease was entered into between Galesburg Real Estate, Inc. and Galesburg Real Estate II, L.L.C., the related company which will construct and own the expansion wing. Since the expansion wing will be partially built on real estate owned by Galesburg Real Estate, Inc., Galesburg Real Estate II, L.L.C. has a long term ground lease for the area situated on the eastern portion of the property owned by Galesburg Real Estate, Inc. When and if the expansion is completed, it is contemplated that the expansion wing will be operated by Rosewood Care Center, Inc. of Galesburg and managed by HSM Management Services, Inc. f/k/a Hovan Enterprises, Inc., the operator and manager, respectively, of the main Galesburg facility. Prior to the effectiveness of the lease between Galesburg Real Estate II, L.L.C. and Rosewood Care Center, Inc. of Galesburg, the architect or engineer must deliver its certificate that the physical connection between the two facilities can be broken with no material damage to the main Galesburg facility. The determination must also be made that the severing of the connection will not have a material adverse effect on the ability of the main Galesburg facility to maintain its license and certification to operate as a skilled nursing facility without utilizing the expansion wing. Both the operating lease and the management agreement are terminable at will by Rosewood Care Center, Inc. of Galesburg without penalty and without remedial action against Rosewood Care Center, Inc. of Galesburg so long as it is a party to the Loan Guaranty Agreement dated as of October 1, 1993 with Rosewood Care Centers Capital Funding Corporation.

    An architect has also been engaged to draft plans for a 60-bed expansion wing at Rosewood Care Center of Alton. It is anticipated that work may begin on the expansion wing at Alton shortly after the end of the current fiscal year.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) See Index to Exhibits on Page 19.

    (b) Reports on Form 8-K.

            None.

               ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION
                                EXHIBIT INDEX
                                -------------

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K

EXHIBIT
NO.     DESCRIPTION
- - ------- -----------
4.1 Reference is made to Article III of the Articles of Incorporation of Rosewood Care Centers Capital Funding Corporation filed on September 28, 1994 as Exhibit 3.1 (and referenced in Exhibit 4.1) of the Form 10-K.

4.2     Reference is made to the Trust Indenture filed on November 29, 1993 as
        Exhibit 4.2 of the Form 10-Q of Registrants.

4.3     Reference is made to the Bond filed on November 29, 1993 as Exhibit
        4.3 of the Form 10-Q of Registrants.

4.4 Reference is made to the Loan Guaranty Agreement between Rosewood Care Centers Capital Funding Corporation and Rosewood Care Center, Inc. of Alton and the additional Loan Guaranty Agreements listed on the Schedule filed on November 29, 1993 as Exhibit 4.4 of the Form 10-Q of Registrants.

4.5 Reference is made to the Note executed by Alton Real Estate, Inc. and the additional Notes listed on the Schedule filed on November 29, 1993 as Exhibit 4.5 of the Form 10-Q of Registrants.

10.1    Reference is made to the Trust Indenture filed on November 29, 1993 as
        Exhibit 4.2 of the Form 10-Q of Registrants.

10.2 Reference is made to the Collateral Pledge and Security Agreement between Rosewood Care Centers Capital Funding Corporation and Alton Real Estate, Inc. and the additional Collateral Pledge and Security Agreements listed on the Schedule filed on November 29, 1993 as
        Exhibit 10.2 of the Form 10-Q of Registrants.

10.3 Reference is made to the Mortgage Between Alton Real Estate, Inc. and Rosewood Care Centers Capital Funding Corporation and the additional Mortgages listed on the Schedule filed on November 29, 1993 as Exhibit
        10.3 of the Form 10-Q of Registrants.

10.4 Reference is made to the Security Agreement between Rosewood Care Centers Capital Funding Corporation and Rosewood Care Center, Inc. of Alton and the additional Security Agreements listed on the Schedule filed on November 29, 1993 as Exhibit 10.4 of the Form 10-Q of Registrants.

10.5 Reference is made to the Assignment of Rents and Leases between Rosewood Care Centers Capital Funding Corporation and Alton Real Estate, Inc. and the additional Assignments of Rents and Leases listed on the Schedule filed on November 29, 1993 as Exhibit 10.5 of the Form 10-Q of Registrants.

10.6 Reference is made to the Subordination and Attornment Agreement between Rosewood Care Centers Capital Funding Corporation and Alton Real Estate, Inc. and the additional Subordination and Attornment Agreements listed on the Schedule filed on November 29, 1993 as
        Exhibit 10.6 of the Form 10-Q of Registrants.

10.7 Reference is made to the Acknowledgment and Consent between Rosewood Care Centers Capital Funding Corporation and Hovan Enterprises, Inc. filed on November 29, 1993 as Exhibit 10.7 of the Form 10-Q of Registrants.

10.8 Reference is made to the Administrative Services Agreement between Hovan Enterprises, Inc. and Alton Real Estate, Inc. and the additional Administrative Services Agreements listed on the Schedule filed on November 29, 1993 as Exhibit 10.8 of the Form 10-Q of Registrants.

10.9 Reference is made to the Revised and Restated Management Agreement between Rosewood Care Center, Inc. of Alton and Hovan Enterprises, Inc. and the additional Revised and Restated Management Agreements listed on the Schedule filed on November 29, 1993 as Exhibit 10.9 of the Form 10-Q of Registrants.

10.10 Reference is made to the Lease between Alton Real Estate, Inc. and Rosewood Care Center, Inc. of Alton and the additional Leases listed on the Schedule filed on November 29, 1993 as Exhibit 10.10 of the Form 10-Q of Registrants.

10.11 Reference is made to the Assignment of Management Agreement between Rosewood Care Center, Inc. of Alton and Mercantile Bank and the additional Assignments of Management Agreement listed on the Schedule filed on November 29, 1993 as Exhibit 10.11 of the Form 10-Q of Registrants.

10.12 Reference is made to the Contract between Resident and Facility filed on July 13, 1993 as Exhibit 10.12 of the Registration Statement of Registrants (No. 33-65948) declared effective October 14, 1993.

10.13 Reference is made to the Loan Agreement among Rosewood Care Centers Capital Funding Corporation and Alton Real Estate, Inc., Swansea Real Estate, Inc., Peoria Real Estate, Inc., East Peoria Real Estate, Inc., Moline Real Estate, Inc., and Galesburg Real Estate, Inc. filed on November 29, 1993 as Exhibit 10.13 of the Form 10-Q of Registrants.

10.14 Reference is made to the Loan Guaranty Agreement filed on November 29, 1993 as Exhibit 4.4 of the Form 10-Q of Registrants.

10.15 Reference is made to the Letter of Credit issued by Sun Bank, National Association to Mercantile Bank of St. Louis N.A. as Trustee under the Trust Indenture on December 6, 1993 and substituted for the cash in the Debt Service Reserve Fund on December 9, 1993, filed on February 11, 1994 as Exhibit 10.15 on the Form 10-Q of the Registrants.

10.16 Reference is made to the renewal of the Letter of Credit filed on February 11, 1994 as Exhibit 10.15 on the Form 10-Q of the Registrants, which renewal was filed on February 14, 1995 as Exhibit
        10.16 of the Form 10-Q of the Registrants.

10.17 Reference is made to the renewal of the Letter of Credit filed on February 11, 994 as Exhibit 10.15 on the Form 10-Q of the Registrants, which renewal was filed on February 13, 1996 as Exhibit 10.17 of the Form 10-Q of the Registrants.

27      Financial Data Schedule

99.1 Reference is made to the Amended and Restated License Agreement filed September 28, 1994 as Exhibit 99.1 of Form 10-K of Registrants.

99.2 Reference is made to the Medicare Provider Agreement between The Secretary of Health and Human Services and Rosewood Care Center, Inc. of Swansea filed on July 13, 1993 as Exhibit 99.2 of the Registration Statement of Registrants (No. 33-65948) declared effective October 14, 1993.

99.3 Reference is made to the Medicare Provider Agreement between The Secretary of Health and Human Services and Rosewood Care Center, Inc. of Alton filed on July 13, 1993 as Exhibit 99.3 of the Registration Statement of Registrants (No. 33-65948) declared effective October 14, 1993.

99.4 Reference is made to the Medicare Provider Agreement between The Secretary of Health and Human Services and Rosewood Care Center, Inc. of East Peoria filed on July 13, 1993 as Exhibit 99.4 of the Registration Statement of Registrants (No. 33-65948) declared effective October 14, 1993.

99.5 Reference is made to the Medicare Provider Agreement between The Secretary of Health and Human Services and Rosewood Care Center, Inc. of Peoria filed on July 13, 1993 as Exhibit 99.5 of the Registration Statement of Registrants (No. 33-65948) declared effective October 14, 1993.

99.6 Reference is made to the Medicare Provider Agreement between The Secretary of Health and Human Services and Rosewood Care Center, Inc. of Galesburg filed on July 13, 1993 as Exhibit 99.6 of the Registration Statement of Registrants (No. 33-65948) declared effective October 14, 1993.

99.7 Reference is made to the Medicare Provider Agreement between The Secretary of Health and Human Services and Rosewood Care Center, Inc. of Moline filed on July 13, 1993 as Exhibit 99.7 of the Registration Statement of Registrants (No. 33-65948) declared effective October 14, 1993.

99.8 Reference is made to the Medicaid Provider Agreement between The Illinois Department of Public Aid and Rosewood Care Center, Inc. of Swansea filed on July 13, 1993 as Exhibit 99.8 of the Registration Statement of Registrants (No. 33-65948) declared effective October 14, 1993.

99.9 Reference is made to the Medicaid Provider Agreement between The Illinois Department of Public Aid and Rosewood Care Center, Inc. of Alton filed on July 13, 1993 as Exhibit 99.9 of the Registration Statement of Registrants (No. 33-65948) declared effective October 14, 1993.

99.10 Reference is made to the Medicaid Provider Agreement between The Illinois Department of Public Aid and Rosewood Care Center, Inc. of East Peoria filed on July 13, 1993 as Exhibit 99.10 of the Registration Statement of Registrants (No. 33-65948) declared effective October 14, 1993.

99.11 Reference is made to the Medicaid Provider Agreement between The Illinois Department of Public Aid and Rosewood Care Center, Inc. of Peoria filed on July 13, 1993 as Exhibit 99.11 of the Registration Statement of Registrants (No. 33-65948) declared effective October 14, 1993.

99.12 Reference is made to the Medicaid Provider Agreement between The Illinois Department of Public Aid and Rosewood Care Center, Inc. of Galesburg filed on July 13, 1993 as Exhibit 99.12 of the Registration Statement of Registrants (No. 33-65948) declared effective October 14, 1993.

99.13 Reference is made to the Medicaid Provider Agreement between The Illinois Department of Public Aid and Rosewood Care Center, Inc. of Moline filed on July 13, 1993 as Exhibit 99.13 of the Registration Statement of Registrants (No. 33-65948) declared effective October 14, 1993.

99.14 Reference is made to the Lease Agreement filed on September 28, 1994 as Exhibit 99.14 of the Form 10-K of Registrants.

99.15 Reference is made to the Revised and Restated Grant and Declaration of Easements filed on September 28, 1994 as Exhibit 99.15 of the Form 10-K of Registrants.

99.16 Reference is made to the Managed Care Agreement between Rosewood Care Center, Inc. of Moline, Heritage National Health Plan, Inc., John Deere Family Health Plan and Deere and Company filed on May 15, 1995 as Exhibit 99.16 of the Form 10-Q of Registrants.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROSEWOOD CARE CENTERS CAPITAL
                                    FUNDING CORPORATION, Registrant

Date: May 10, 1996
                                    Larry D. Vander Maten
                              ----------------------------------
                                    Larry D. Vander Maten
                                    (President and Director
                                    Principal Executive Officer and
                                    Principal Financial and Accounting
                                    Officer)


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROSEWOOD CARE CENTER, INC. OF
                                    SWANSEA, Registrant

Date: May 10, 1996
                                    Larry D. Vander Maten
                              ----------------------------------
                                    Larry D. Vander Maten
                                    (President and Director
                                    Principal Executive Officer and
                                    Principal Financial and Accounting
                                    Officer)

/TABLE

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROSEWOOD CARE CENTER, INC. OF
                                    GALESBURG, Registrant

Date: May 10, 1996
                                    Larry D. Vander Maten
                              ----------------------------------
                                    Larry D. Vander Maten
                                    (President and Director
                                    Principal Executive Officer and
                                    Principal Financial and Accounting
                                    Officer)


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROSEWOOD CARE CENTER, INC. OF
                                    PEORIA, Registrant

Date: May 10, 1996
                                    Larry D. Vander Maten
                              ----------------------------------
                                    Larry D. Vander Maten
                                    (President and Director
                                    Principal Executive Officer and
                                    Principal Financial and Accounting
                                    Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROSEWOOD CARE CENTER, INC. OF
                                    EAST PEORIA, Registrant

Date: May 10, 1996
                                    Larry D. Vander Maten
                              ----------------------------------
                                    Larry D. Vander Maten
                                    (President and Director
                                    Principal Executive Officer and
                                    Principal Financial and Accounting
                                    Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROSEWOOD CARE CENTER, INC. OF
                                    ALTON, Registrant

Date: May 10, 1996
                                    Larry D. Vander Maten
                              ----------------------------------
                                    Larry D. Vander Maten
                                    (President and Director
                                    Principal Executive Officer and
                                    Principal Financial and Accounting
                                    Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROSEWOOD CARE CENTER, INC. OF
                                    MOLINE, Registrant

Date: May 10, 1996
                                    Larry D. Vander Maten
                              ----------------------------------
                                    Larry D. Vander Maten
                                    (President and Director
                                    Principal Executive Officer and
                                    Principal Financial and Accounting
                                    Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SWANSEA REAL ESTATE, INC., Registrant

Date: May 10, 1996
                                    Larry D. Vander Maten
                              ----------------------------------
                                    Larry D. Vander Maten
                                    (President and Director
                                    Principal Executive Officer and
                                    Principal Financial and Accounting
                                    Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GALESBURG REAL ESTATE, INC., Registrant

Date: May 10, 1996
                                    Larry D. Vander Maten
                              ----------------------------------
                                    Larry D. Vander Maten
                                    (President and Director
                                    Principal Executive Officer and
                                    Principal Financial and Accounting
                                    Officer)


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PEORIA REAL ESTATE, INC., Registrant

Date: May 10, 1996
                                    Larry D. Vander Maten
                              ----------------------------------
                                    Larry D. Vander Maten
                                    (President and Director
                                    Principal Executive Officer and
                                    Principal Financial and Accounting
                                    Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EAST PEORIA REAL ESTATE, INC., Registrant

Date: May 10, 1996
                                    Larry D. Vander Maten
                              ----------------------------------
                                    Larry D. Vander Maten
                                    (President and Director
                                    Principal Executive Officer and
                                    Principal Financial and Accounting
                                    Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ALTON REAL ESTATE, INC., Registrant

Date: May 10, 1996
                                    Larry D. Vander Maten
                              ----------------------------------
                                    Larry D. Vander Maten
                                    (President and Director
                                    Principal Executive Officer and
                                    Principal Financial and Accounting
                                    Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MOLINE REAL ESTATE, INC., Registrant

Date: May 10, 1996
                                    Larry D. Vander Maten
                              ----------------------------------
                                    Larry D. Vander Maten
                                    (President and Director
                                    Principal Executive Officer and
                                    Principal Financial and Accounting
                                    Officer)