Form 10-K
period 1996-06-30
ROSEWOOD CARE CENTERS CAPITAL FUNDING CORP; ROSEWOOD CARE CENTER INC OF SWANSEA; ROSEWOOD CARE CENTER INC OF GALESBURG; ROSEWOOD CARE CENTER INC OF EAST PEORIA; ROSEWOOD CARE CENTER INC OF PEORIA; ROSEWOOD CARE CENTER INC OF ALTON; ROSEWOOD CARE CENTER INC OF MOLINE; SWANSEA REAL ESTATE INC; GALESBURG REAL ESTATE INC; EAST PEORIA REAL ESTATE INC
filed 1996-09-27
CIK 909110, 909113, 909114, 909115, 909116, 909117, 909118, 909120, 909121, 909122

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
  [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                       OR
  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                        Commission file number 33-65948
               ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION
             (Exact name of Registrant as specified in its charter)
                         (See table of Co-Registrants)

                 MISSOURI                             43-1623171
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)

      11701 BORMAN DRIVE, SUITE 315
      ST. LOUIS, MISSOURI                                   63146
      (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code: (314) 994-9070

      Securities registered pursuant to Section 12(b) of the Act: NONE

      Securities registered pursuant to Section 12(g) of the Act: NONE

      INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                   ---    ---

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANTS' KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

      CERTAIN INFORMATION CALLED FOR ON ITEM 14 OF PART IV OF THIS FORM 10-K IS INCORPORATED BY REFERENCE TO REGISTRANTS' REGISTRATION STATEMENT (NO. 33-65948) DATED JULY 13, 1993 WHICH WAS DECLARED EFFECTIVE OCTOBER 14, 1993, REGISTRANTS' FORM 10-Q FILED NOVEMBER 29, 1993, REGISTRANTS' FORM 10-Q FILED FEBRUARY 11, 1994, REGISTRANTS' FORM 10-K FILED SEPTEMBER 28, 1994, REGISTRANTS' FORM 10-Q FILED FEBRUARY 14, 1995, REGISTRANTS' FORM 10-Q FILED MAY 15, 1995, REGISTRANTS' FORM 10-Q FILED FEBRUARY 13, 1996 AND REGISTRANTS' FORM 10-Q FILED MAY 14, 1996.

Index to Exhibits is on Page 71.

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

                          ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                                INDEX

PART I                                                                                               4

ITEM 1. BUSINESS                                                                                     4
ITEM 2. PROPERTIES                                                                                  10
ITEM 3. LEGAL PROCEEDINGS                                                                           11
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                                       11

PART II                                                                                             12

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                      12
ITEM 6. SELECTED FINANCIAL DATA                                                                     12
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS       13
ITEM 8. COMBINED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                        19
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE        52

PART III                                                                                            52

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY                                                      52
ITEM 11. EXECUTIVE COMPENSATION                                                                     52
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                             53
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                             54

PART IV                                                                                             56

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K                              56

(a) 1 and 2  Financial Statements and Financial Statement Schedule                                  56
(a) 3  Exhibits                                                                                     56
(b) Reports on Form 8-K                                                                             56
(c) Exhibits                                                                                        56
(d) Financial Statement Schedule                                                                    56

SUPPLEMENTAL INFORMATION                                                                            57

EXHIBIT INDEX                                                                                       71

                                     PART I
ITEM 1. BUSINESS.

BUSINESS OF THE REMIC

      Rosewood Care Centers Capital Funding Corporation, a Missouri corporation, was formed June 23, 1993 as a single purpose corporation, to function as a real estate mortgage investment conduit ("REMIC"). The REMIC was organized to issue the 7 1/4% First Mortgage Redeemable Bonds due November 1, 2013 and to make first mortgage loans to six affiliated companies (the "Borrowing Companies"). Each of the six Borrowing Companies owns a skilled nursing facility which is state-licensed. The six skilled nursing facilities are operated by six affiliated companies, which are guarantors of the first mortgage loans (the "Guarantors") (collectively the Borrowing Companies and the Guarantors are the "Companies"). The principal assets of the REMIC are the notes from the six first mortgage loans. The REMIC does not engage in any business or investment activities other than in connection with administering the repayment of the bonds and the first mortgage loans.

BUSINESS OF THE COMPANIES

      The Companies own and operate six Rosewood Care Centersm skilled nursing facilities located in Illinois, each with a 120 bed capacity. The facilities provide convalescent care, long-term care, and rehabilitative services primarily for elderly patients. Each facility offers a complete therapy program, including physical, occupational and speech therapy under the direction of a registered therapist.

      The Companies principally market to private paying patients and attempt to provide a high-quality alternative to competing facilities, both in the physical surroundings and services offered. The Companies' marketing strategy focuses on obtaining the highest average daily rate as well as high occupancy levels in order to maximize revenues from the facilities. Although the facilities provide long-term care for those patients who require it, emphasis is on rehabilitative services to allow a patient to convalesce and either return to independent living outside the facility or enjoy a maximum level of independence and mobility within the facility. The Companies believe this emphasis has an appeal to a much larger private payor market than exists for a strictly long-term care oriented nursing home.

      Approximately 62% of the patients in the facilities are private paying, though all the facilities participate in both the Medicare and Medicaid programs. The majority of the patients have sufficient funds and desire at the outset to try restorative therapy, which is covered by Medicare and private insurance. The Medicare program and various forms of private payment are the principal payors for short-term nursing home care and rehabilitative services. Because of the high percentage of patients in the facilities that are private paying, the average daily rate of the facilities is higher than it would be if the facilities had a greater participation in the Medicaid program. All of the facilities currently participate in one or more managed care programs. The Companies are negotiating with additional third parties and expect to enter into additional managed care contracts in the future.

OPERATIONS

      Each skilled nursing facility is managed by an affiliated company, HSM Management Services, Inc., an Illinois corporation ("HSM Management"), pursuant to management agreements with each Guarantor. HSM Management provides a state-licensed nursing home administrator for each skilled nursing facility. HSM Management employs a director of operations and three directors of nursing who supervise operations at the six facilities owned by the Companies, as well as others. In addition, nursing staff at each skilled nursing facility is under the supervision of a state-licensed director of nursing who is an employee of the facility. The nursing staffs consist of registered nurses and licensed practical nurses, as well as nurses aides.
The facilities also contract with others to provide therapy services, medical and dietary consulting services, personal grooming services and recreational activities.

      The management agreements entered into with Hovan Enterprises, Inc. ("Hovan"), the precedessor of HSM Management, Inc. by each Guarantor on October 21, 1993, the bond issue date, continue in full force and effect after the merger of Hovan into HSM Management. All of the provisions of the management agreements apply to HSM Management in the same way they previously applied to Hovan.

REVENUE BY PAYOR

      The following table indicates the percentage of patient service revenue of the Companies by type of payor for the periods indicated.

                                                          FISCAL YEAR ENDED JUNE 30,
                              1994                             1995                          1996
                              ----                             ----                          ----
                                                               (Dollars in Thousands)
                              Amount        Percent            Amount         Percent        Amount       Percent
                              ------        -------            ------         -------        ------       -------
Private                      $16,307          67.0%           $16,827           65.0%       $17,079         62.0%
Medicare                       6,632          27.0              7,443           29.0          9,293         33.0
Medicaid                       1,489           6.0              1,495            6.0          1,319          5.0
                             -------         -----            -------          -----        -------        -----
Total                        $24,428         100.0%           $25,765          100.0%       $27,691        100.0%
                             =======         =====            =======          =====        =======        =====

OCCUPANCY BY LOCATION AS A PERCENTAGE OF AVAILABLE BEDS

      Each facility has the capacity of 120 beds. Most of the rooms are designed to be semi-private, with two beds per room. Some semi-private rooms are made available as private at a higher daily rate, thereby resulting in a lower number of available beds at a facility. The Companies focus on obtaining the highest average daily rate which may produce higher revenues even at lower occupancies, whereas if the facilities were principally Medicaid providers, maximum revenues could only be achieved with maximum occupancies. The following table indicates occupancy at each facility as a percentage of available beds for the periods indicated.

                          1992        1993        1994        1995        1996
                          ----        ----        ----        ----        ----
Swansea                   91.8%       91.7%       96.6%       97.9%       96.5%
Galesburg                 93.8        90.4        95.7        91.4        82.2
Alton                     90.3        90.2        97.1        95.7        97.6
Peoria                    80.0        79.8        91.6        89.7        86.4
East Peoria               90.0        88.6        88.6        83.7        74.5
Moline                    80.7        91.0        94.5        94.8        89.2
                          ----        ----        ----        ----        ----
Combined Average          87.8%       88.6%       93.8%       92.2%       87.7%
                          ====        ====        ====        ====        ====

MARKETING

      The Companies attempt to increase admissions through marketing programs. The Companies' marketing programs are executed under the direction of HSM Management. Marketing is done through direct mail, community programs and television. Although the Companies provide long-term nursing home care, their marketing strategy emphasizes short-term nursing home care for rehabilitative purposes. The Companies believe this emphasis has an appeal to a much larger private payor market than exists for strictly long-term care oriented nursing homes.

GOVERNMENTAL REGULATION AND REIMBURSEMENT

      The Companies' nursing facilities are required to comply with various federal and state health care regulations and statutes. Compliance with the state licensing regulations is a prerequisite for the operation of the facilities and for participation in government sponsored health care programs such as Medicaid and Medicare.

      All six facilities participate in the federally administered Medicare program. Medicare is a health insurance program for the aged and certain other disabled individuals, operated by the federal government and administered by an insurance intermediary. As a result of the Companies' emphasis on short-term rehabilitative nursing care, which is covered by Medicare, the percentage of patient service revenue attributable to Medicare continues to be a significant sector of the Companies' total revenue.

      The Companies have experienced significant growth in ancillary revenues, primarily for services reimbursed by Medicare, over the past several years. Ancillary revenues are derived from providing services to residents over and above room and board and include services such as occupational, physical, speech, and IV therapy, as well as prescription drugs and medical supplies. Such services are being provided primarily to Medicare and private pay residents which is consistent with the current trend of providing services in the lower cost setting of nursing facilities rather than in hospitals.

      Medicaid is a medical assistance program for the indigent, operated by the State of Illinois with financial aid provided by the federal government. Prior to January 1991, four of the six facilities participated in the state administered Medicaid program. In 1991, the Companies began to voluntarily withdraw the facilities from the Medicaid program. However, in May 1993, as a result of a change in state policy, all six Guarantors requested and received certification in the Medicaid program for a distinct part of each facility for a limited number of beds. This certification permits the Companies to participate in the Medicaid program while limiting the Medicaid census at their respective facilities. The Galesburg and East Peoria facilities are certified for twenty beds each and the four remaining facilities for ten beds each.

      Under current reimbursement regulations, funds received under Medicare programs are subject to audit by the third party payor responsible for administering the facility account. This results either in amounts due to or from the facilities based on the actual costs of participating in the Medicare program during the year. Past audits of the Companies' reimbursements through the fiscal year ending June 30, 1994, have not resulted in any material adjustments for any of the Companies that were not otherwise indemnified for by private vendors to the Companies. Audits of the Medicare program for all the facilities have recently been completed through the fiscal year ended June 30, 1995. The Companies experienced a material negative adjustment to their Medicare cost reports for that year with regard to costs for therapy services furnished by a private vendor. The Companies were indemnified by the private vendor for most of the negative adjustment and continue to be indemnified for 1996 and the years thereafter.

      Medicare reimbursement of routine operating costs is subject to a cap that is related to costs of similar providers. In cases where this cap is exceeded, the facility may obtain an exception if it can show that the excess costs are caused by "atypical services." All six of the facilities exceeded the cap by the aggregate amount of $346,000 in 1996. The Company is in the process of compiling the information necessary to apply for the exception for two of the facilities which qualify for the exception for 1995 and one of the facilities which qualifies for 1996. Management cannot predict whether or not the Company will be successful in its application to the regulatory agency to grant the exception. Legislation was enacted by the United States Congress which froze the routine cost limits at pre October 1, 1993 levels for cost report periods beginning prior to October 1, 1995. The legislation limits any exceptions to such limits to the amount that would have been granted if no restriction on charges to the cost limits had been enacted. In addition, such legislation eliminated the return on equity payment available to certain nursing facilities. This legislation has not materially adversely affected the Companies' results of operations nor do the Companies expect any significant future impact on revenues.

      In addition to the requirements for participation in the Medicare and Medicaid programs, the Companies' health care facilities are subject to annual licensing and other regulatory requirements of state authorities. In order to maintain the operators' licenses, the nursing facilities must meet certain statutory and administrative requirements. The requirements relate to the physical condition of the building and equipment used in the patient care, the quality and adequacy of personnel and the quality of medical care. The Health Care Financing Administration of the Department of Health and Human Services ("HCFA") has adopted new survey, certification and enforcement procedures by regulations effective July 1, 1995, to implement various Medicare and Medicaid provisions of the Omnibus Budget Reconciliation Act of 1987 ("OBRA"). The

Companies' believe that the facilities are in full compliance with the requirements of the applicable Medicaid and Medicare regulatory requirements currently in effect. In the ordinary course of business, the Company receives notices of deficiencies for failure to comply with various regulatory requirements. The notices are reviewed and the Companies take the appropriate action to correct the deficiencies noted. There can be no assurance that the Company will not be required to expend significant sums in order to maintain its licenses in the future.

      While federal regulations do not provide states with the grounds to curtail funding of their Medicaid cost reimbursement programs due to state budget deficiencies, the states have reduced funding in the past. No assurance can be given that the state will not do so in the future or that the future funding of Medicaid programs will remain comparable to the present level. The United States Supreme Court ruled in 1990 that health care providers may bring suit in federal court to enforce the Medicaid Act requirement that states reimburse nursing facilities at rates which are reasonable and adequate.

      Governmental funding for health care programs continues to be under pressure. Recent actions have included lowering the Medicaid reimbursement rate, thus limiting payments to hospitals and nursing homes under the Medicaid program. Another reimbursement change currently being discussed is a change in the Medicare system of reimbursement for certain therapy services.

      Health care funding was again a prominent issue in the United States Congress during the past year. Numerous proposals are pending which seek to reduce the costs of the Medicare and Medicaid programs by lowering the utilization of the programs and by controlling costs within the programs.

      As a result of the national pressure on health care costs, the Medicare program is facing significant cutbacks and intense scrutiny. Due to this atmosphere, the Companies have experienced closer scrutiny and delays with regard to payment of claims under the Medicare program. The Companies do not expect this environment to improve in the near future and believe they will experience future problems relating to reimbursement, some of which could have a significant effect on operations.

      The Companies are carefully monitoring these developments and attempting to structure contractual arrangements which they believe will minimize the impact of reductions in government reimbursement. However, no assurance can be made that the funding of Medicare and Medicaid will remain at their current levels. Changes in the reimbursement policies of Medicare and Medicaid as a result of budget cuts by federal and state governments or other legislative actions could adversely affect the revenues of the Companies.

COMPETITION

      The long-term care industry is highly competitive. The Companies compete with other providers on the basis of the breadth and quality of services they offer, the quality of their facilities and price. The Companies also compete in the recruitment of qualified health care personnel and the acquisition and development of additional facilities. The Companies' current and potential competitors include national, regional and local long-term care providers as well as hospital-based extended care providers and rehabilitation hospitals, many of which have significantly greater financial and other resources than the Companies. In addition, certain competitors are operated by not-for-profit organizations and similar businesses which can finance capital expenditures on a tax-exempt basis or receive charitable contributions unavailable to the Companies. Managed care contracts will also have an impact on competition, as services formerly provided at hospitals are shifted to nursing homes and as the managed care model becomes more common in the nursing home industry.

      The degree of success with which the Companies compete varies from location to location and depends on a number of factors, including the number of competing facilities in the local market, types of services, quality of care, reputation, age and appearance of each facility and the cost of care in each location. In light of these factors, the Companies seek to meet competition in each location by establishing a reputation in the local community for high quality nursing services and attractive facilities, and by responding to the specialized health needs of their patients and referral sources.

      The need for skilled nursing facilities is expected to increase in the future as the demand for rehabilitative and long-term care increases. Construction of new skilled nursing facilities near the Companies' facilities could adversely affect the Companies' business. However, state regulations generally require a CON before a new skilled nursing facility can be constructed or additional beds can be added to existing facilities. The Companies believe that these regulations reduce the possibility of overbuilding and promote higher utilization of existing facilities.

      At the time the CON was granted for each of the Companies' skilled nursing facilities, the addition of such facilities resulted in an excess number of beds for purposes of future CON analysis. Under current CON regulations, existing facilities are given a preference in the opportunity to meet any additional need by expansion before a CON is issued for construction of a new facility. Recently, there have been Legislative initiatives to repeal existing CON laws and there can be no assurance that the CON procedure will not be eliminated or changed in the future. Although the terms of the loan documents prohibit the Borrowing Companies from undertaking new construction, the Guarantors are not prohibited from operating additional facilities, including expansion facilities. All of the facilities are adjacent to excess acreage owned by affiliated companies and related companies are allowed to construct expansions to current facilities under certain conditions. At Galesburg and Alton affiliated companies contemplate commencing construction of expansions during the 1997 fiscal year.

LEASES

      Each of the facilities is leased by a Guarantor from the Borrowing Company which owns the facility. Lease payments consist of a base rent which is adjustable based on the amount needed by the Borrowing Company to service mortgage indebtedness on the facility and additional rent based on the economic performance of the facilities. Each lease has an initial term of four years and may be extended for up to five additional four-year periods. Under each lease, the Borrowing Company is required to furnish the building and all equipment and furnishings and any replacements necessary for the operation of the facility.

The Guarantor is responsible for paying all other expenses associated with operating the facility. The lease payments represent substantially all of the income earned by the Borrowing Companies.

INSURANCE

      The Companies carry property insurance, general liability insurance and other insurance which they believe adequate to cover the facilities and their businesses.

EMPLOYEES

      The REMIC and the Borrowing Companies have no employees. The Guarantors employed 497 persons at June 30, 1996. None of the employees of the Companies are covered by collective bargaining agreements. The Companies believe that their relations with their employees are good and they have never experienced a major labor dispute.

      The Company has experienced increases in its labor costs due to higher wages and greater benefits required to attract and retain qualified personnel. The Company expects labor costs to increase in the future, but any increase in costs would probably be offset by increases in patient rates.
The Company has not experienced any shortages in qualified personnel to staff the facilities, but it competes with other health care providers and service industries which could adversely affect the availability of qualified personnel in the future.

ITEM 2. PROPERTIES.

THE FACILITIES

      Each of the facilities is a one story, 120 bed skilled nursing care facility consisting of approximately 38,000 to 40,000 square feet and situated on 4 to 7 acres. Each facility is new construction, with poured concrete foundation and brick veneer exterior walls. The facilities were built by the Companies for use as skilled nursing facilities with modern design and high quality systems. Accordingly, the Companies believe the properties are well suited to present and future needs. The six facilities are encumbered by the first mortgages given to the REMIC.

      ROSEWOOD CARE CENTER OF SWANSEA

      Rosewood Care Center of Swansea is owned by Swansea Real Estate, Inc. and is operated by Rosewood Care Center, Inc. of Swansea. The Swansea Facility opened October 8, 1987 and is located at 100 Rosewood Village Drive, Swansea, Illinois 62221 on the west side of Highway 159, just north of Fullerton Road in Swansea, Illinois.

      ROSEWOOD CARE CENTER OF GALESBURG

      Rosewood Care Center of Galesburg is owned by Galesburg Real Estate, Inc. and is operated by Rosewood Care Center, Inc. of Galesburg. The Galesburg Facility opened December 9, 1987 and is located at 1250 West Carl Sandburg Dr., Galesburg, Illinois 61401 on the southeast corner of Sandburg Mall Access Road and West Carl Sandburg Drive.

      ROSEWOOD CARE CENTER OF ALTON

      Rosewood Care Center of Alton is owned by Alton Real Estate, Inc. and is operated by Rosewood Care Center, Inc. of Alton. The Alton facility opened May 15, 1989 and is located at 3490 Humbert Road, Alton, Illinois 62002 on the north side of Pebble Creek Lane at Humbert Road, Alton, Illinois.

      ROSEWOOD CARE CENTER OF PEORIA

      Rosewood Care Center of Peoria is owned by Peoria Real Estate, Inc. and is operated by Rosewood Care Center, Inc. of Peoria. The Peoria facility opened June 12, 1989 and is located at 1500 West Northmoor Road, Peoria, Illinois 61614 at the junction of Northmoor Road and University Avenue in Northwest Peoria.

      ROSEWOOD CARE CENTER OF EAST PEORIA

      Rosewood Care Center of East Peoria is owned by East Peoria Real Estate, Inc. and is operated by Rosewood Care Center, Inc. of East Peoria. The East Peoria facility opened April 18, 1989 and is located at 900 Centennial Drive, East Peoria, Illinois 61611 on the south side of Centennial Drive and Oakwood, East Peoria, Illinois. The East Peoria facility is approximately five miles from the Peoria facility.

      ROSEWOOD CARE CENTER OF MOLINE

      Rosewood Care Center of Moline is owned by Moline Real Estate, Inc. and is operated by Rosewood Care Center, Inc. of Moline. The Moline facility opened May 6, 1990 and is located at 7300 - 34th Avenue, Moline, Illinois 61265 on 34th Avenue two blocks east of Black Hawk College in Moline, Illinois.

ITEM 3. LEGAL PROCEEDINGS.

      There are various lawsuits and regulatory actions pending against the Companies arising in the normal course of business, some of which seek punitive damages. The Companies do not believe that the ultimate resolution of these matters will have a material adverse effect on the Companies' combined financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

      Not applicable.

                                    PART II
ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

      The following table of selected combined financial data should be read in conjunction with the Combined Financial Statements and related Notes thereto included elsewhere in this annual report on Form 10-K.

                                          1992        1993        1994        1995        1996
                                          ----        ----        ----        ----        ----
STATEMENT OF OPERATIONS DATA:
Patient Service Revenue:
    Private........................       $14,172     $15,083     $16,307     $16,827     $17,079
    Medicare.......................         3,560       5,859       6,632       7,443       9,293
    Medicaid.......................         1,726       1,811       1,489       1,495       1,319
    Other Patient Revenues, Net of
        Expenses                               82          80          76          74          62
                                          -------     -------     -------     -------     -------
    Total..........................        19,540      22,833      24,504      25,839      27,753
                                          -------     -------     -------     -------     -------
  Facility Expenses................        11,847      13,366      14,278      16,050      18,009
                                          -------     -------     -------     -------     -------
  Income After Facility Expenses...         7,693       9,467      10,226       9,789       9,744
                                          -------     -------     -------     -------     -------
  Nonfacility Expenses.............         3,799       2,141       2,867       2,772       2,829
                                          -------     -------     -------     -------     -------
  Income Before Incentives.........         5,668       5,552       7,359       7,017       6,915
  Incentive Management Fees and
    Officers' Bonuses..............        (2,254)     (1,528)     (2,573)     (2,221)    (2,167)
                                          -------     -------     -------     -------     -------
  Income From Operations...........         4,034       3,414       4,786       4,796       4,748
                                          -------     -------     -------     -------     -------
  Other Income (expenses)..........        (1,684)     (1,342)     (1,576)     (1,447)    (1,367)
                                          -------     -------     -------     -------     -------
  Income Before Taxes..............         2,350       2,072       3,210       3,349       3,381
  Income Tax (expense) Benefit.....            29        (299)       (346)       (336)       (306)
                                          -------     -------     -------     -------     -------
  Net Income ......................       $ 2,379     $ 1,773     $ 2,864      $3,013     $ 3,075
                                          =======     =======     =======     =======     =======
OTHER DATA:
  Net income available for debt
     service<F1>...................       $ 6,958     $ 6,958     $ 9,075     $8,905      $ 8,788
  Debt service coverage ratio<F2>..                                  2.90x      2.85x        2.81x

DIVIDENDS DECLARED ................       $   600     $ 1,649     $ 2,542     $ 2,819     $ 2,819



                                          1992        1993        1994        1995        1996
                                          ----        ----        ----        ----        ----
BALANCE SHEET DATA:
Current Assets                            $ 3,509     $ 4,197     $ 5,916     $ 5,913     $ 6,960
Total Assets                               27,881      27,118      36,478      35,584      34,457
Current Liabilities                         2,643       2,689       4,147       4,726       5,136
Long-Term Debt                             24,300      23,367      30,947      29,280      27,487
Stockholders Equity (Deficit)                (938)      1,062       1,384       1,578       1,834

- -------------------------
<F1> "Net Income Available for Debt Service" is defined in the loan agreement among the REMIC and the Companies dated as of October 1, 1993. It is calculated for a 12 month period by taking the income from operations and adding non-cash expenditures (depreciation and amortization) and expenses subordinated to annual debt service (management fees, officers' bonuses) and interest income.

<F2> Calculated by dividing the Net Income Available for Debt Service by the annual debt service on the 7 1/4% First Mortgage Redeemable Bonds due November 1, 2013.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      The Companies' operating strategy focuses on the average daily rate as well as on occupancy levels in order to maximize revenues from the facilities. The Companies principally market their services to private paying patients. Revenues from this market continued to grow in 1996.

      The Companies have continued their marketing emphasis on short-term convalescent care while continuing to provide long-term care. The number of short-term care patients and demand for ancillary rehabilitative and therapy services continues to increase. Revenues and expenses associated with rehabilitative and therapy have continued to increase through June 30, 1996.

      The Medicare program and various forms of private payment are principal payors for short-term nursing home care and rehabilitative services. All six of the facilities participate in the federally administered Medicare program. In May 1993, as a result of a change in state policy allowing limited participation in Medicaid, the Companies requested and received certification in the Medicaid program for a distinct number of beds in each facility. The Companies believe this is the most economically desirable participation in the Medicaid program for them. Medicare revenues are expected to remain at substantially the level experienced in fiscal year 1996. Private patient revenues continue to represent the major share of all patient service revenues. All of the Companies currently participate in one or more managed care programs. The Companies are negotiating with third parties and expect to enter into additional managed care contracts in the future.

OPERATING RESULTS

      YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

      Net Revenues. Net revenues increased to $27,753,000 for the year ended June 30, 1996, from $25,839,000 for the same period in 1995, an increase of $1,914,000 or 7.4%. Private revenue increased $252,000 or 1.5%, which is the result of an increase in the room revenue of $208,000 and a $44,000 increase in ancillary revenue during the 1996 fiscal year. Private census decreased to 162,387 patient days compared to a private census of 170,342 patient days for the fiscal year ended June 30, 1995. The average room rate for the year ended June 30, 1996 has increased to $102 per day compared to $96 per day for 1995.

      Medicare revenue increased $1,850,000 or 24.9%, due to an increase in the Medicare reimbursement rate for the current fiscal year, which is a direct result of the increase in the ancillary services provided to Medicare eligible residents. The Medicare census for the fiscal year ended June 30, 1996, aggregated 39,509 patient days compared to 40,049 for the fiscal year ended June 30, 1995.

      Medicaid revenue has decreased $176,000 or 11.8% when compared to the same period last year.

      The total patient census aggregated 87.7% of available beds for the fiscal year ended June 30, 1996, compared to 92.2% for the prior fiscal year.

      Facility Operating Expense. Facility operating expenses increased to $18,009,000 for the period ended June 30, 1996, (or $80.88 per patient day) from $16,050,000 (or $68.74 per patient day) for the fiscal year ended June 30, 1995, an increase of $1,959,000 (or $12.14 per patient day).

      Nursing expenses have decreased $38,000 from $6,556,000 for 1995 to $6,518,000 for the year ended June 30, 1996. Nursing payroll expenses increased $303,000 from $5,500,000 for 1995 to $5,803,000 for 1996, while other nursing expenses decreased $341,000 when compared to the same period last year.

      Ancillary services (which is comprised of physical therapy, occupational therapy, speech therapy, drugs and medical supplies), increased $1,826,000 when compared to the same period last year. The increase in cost is the direct result of the increase in ancillary services billed to Medicare and private pay residents.

      Dietary expenses increased $51,000 or 2.9% compared to the same period last year, which is primarily due to inflation.

      Plant utilities and maintenance expenses have increased $97,000 when compared to the same period last year.

      Housekeeping and laundry expenses increased $37,000 or 4.5% when compared to the same period last year. The majority of the increase is the result of an increase in the cost of supplies for those departments.

      Employee fringe benefit expenses decreased $32,000 compared to the same period last year. The majority of the decrease is attributable to the decrease in the cost of workmen's compensation insurance.

      Administrative expenses decreased $73,000 when compared to the same period last year, primarily as a result of a decrease in payroll expense for the current year.

      Social service and activities expenses increased $91,000 or 19.8% when compared to the same period last year. The increase is attributable to an increase in staffing for these departments.

      Nonfacility Expense.   Real estate taxes and insurance increased
$36,000, which is the result of an increase in the cost of liability and property insurance of $10,000 and a $26,000 increase in real estate taxes.

      Depreciation and amortization expense increased $21,000 when compared to the same period last year. The increase is a result of leasehold improvements aggregating $159,000 and $171,000 for the fiscal years ended June 30, 1996 and 1995 respectively.

      Incentive Fees. Incentive management fees decreased $62,000 compared to the same period last year as a result of the decrease in the income from operations of the nursing facilities. Incentive management fees are based on the combined performance of the six facilities. Officers' bonuses of $188,000 paid during 1996, compared to $180,000 for 1995, were awarded at the discretion of the Companies' sole director.

      Other Income and Expense. Interest income decreased $36,000 or 4.2% compared to the same period last year. The decrease is the result of a decrease in notes receivable from $9,332,000 from Rosewood Care Center Holding Co. for 1995 to $8,056,000 for the fiscal year ended June 30, 1996.

      Interest expense decreased $116,000 compared to the same period last year which is the result of the decrease in the outstanding long-term debt.

      Income Taxes. Income taxes decreased $30,000 while income before income taxes increased $32,000 because the real estate companies' income is taxed at the individual shareholder level and not the corporate level. A larger portion of the combined revenue of the companies was sheltered in the real estate companies for the current fiscal year compared to the prior fiscal year.

      YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1994

      Net Revenues. Net revenues increased to $25,839,000 for the year ended June 30, 1995, from $24,504,000 for the same period in 1994, an increase of $1,335,000 or 5.4%. Private revenue increased $520,000 or 3.2%, which is the result of an increase in the room rates during the 1995 fiscal year. Private census decreased to 170,342 patient days compared to a private census of 172,788 patient days for the fiscal year ended June 30, 1994.

      Medicare revenue increased $811,000 or 12.2%, due to an increase in the Medicare reimbursement rate for the current fiscal year, which reimbursement increase is a direct result of the increase in the cost of ancillary services provided to Medicare eligible residents. The Medicare census for the fiscal year ended June 30, 1995, aggregated 40,049 patient days compared to 40,332 for the fiscal year ended June 30, 1994.

      Medicaid revenue is virtually unchanged from the prior fiscal year.

      The total patient census aggregated 92.2% of available beds for the fiscal year ended June 30, 1995, compared to 93.8% for the prior fiscal year.

      Facility Operating Expense. Facility operating expenses increased to $16,050,000 for the period ended June 30, 1995, (or $68.74 per patient day) from

$14,278,000 (or $60.49 per patient day) for the fiscal year ended June 30, 1994, an increase of $1,772,000 (or $8.25 per patient day).

      Nursing services increased $567,000 or 9.5% when compared to the same period last year. The increase is the result of an increase in labor costs during the 1995 fiscal year.

      Ancillary services expense increased $830,000 as the result of an increase in the cost of ancillary services for occupational therapy, physical therapy, speech therapy, drugs and medical supplies provided for Medicare and private residents.

      Dietary expenses increased $67,000 or 4.0% compared to the same period last year. The increase is due primarily to inflation.

      Plant utilities and maintenance expenses are virtually unchanged from a year ago.

      Housekeeping and laundry expenses increased $42,000 or 5.4% when compared to the same period last year. The majority of the increase is the result of an increase in wages for those departments.

      Social services and activities expenses increased $80,000 or 21.1% compared to the same period last year. The increase is due to increased staffing in these departments.

      Employee fringe benefit expenses increased $139,000 compared to the same period last year. The cost per patient day increased from $7.06 for 1994 to $7.74 for 1995. The majority of the increase can be accounted for by the increase in payroll taxes and holiday pay. Payroll taxes increased as a result of the increase in wages and an increase in state unemployment tax rates. Full time employee equivalents aggregated 500 and 493 employees for 1995 and 1994 respectively. Holiday pay increased due to a change in company policy as to employee eligibility for holiday pay premiums.

      Administrative expenses increased $32,000 compared to the same period last year. The increase of 3.6% is the result of inflation for the current fiscal year. The cost per patient day increased to $3.96 per patient day compared to $3.76 per patient day for the fiscal year ended June 30, 1994.

      Nonfacility Expense.   Real estate taxes and insurance decreased
$42,000 compared to the same period last year. The $26,000 real estate tax reduction is the result of a decrease in the assessment of three of the six facilities after the appeals of prior increases were decided. Insurance costs also decreased $16,000.

      Depreciation and amortization decreased $53,000 when compared to the same period last year. The amortization expense for the fiscal year ended June 30, 1994, contained a write off of loan costs in the amount of $105,892 on refinanced debt.

      Incentive Fees. Incentive management fees decreased $357,000 compared to the same period last year as a result of the decrease in the income from operations of the nursing facilities. Incentive management fees are based on the combined performance of the six facilities. Officers' bonuses of $180,000 paid during 1995, compared to $175,000 for 1994, were awarded at the discretion of the Companies' sole director.

      Other Income and Expense. Interest income increased $225,000 or 35.8% compared to the same period last year. The increase is the result of notes receivable aggregating $9,332,000 from Rosewood Care Center Holding Co. which were outstanding for the full twelve months of the current fiscal year, compared to only eight months for the prior fiscal year.

      Interest expense increased $96,000 compared to the same period last year. The refinancing of the corporate debt occurred during October 1993, four months into the 1994 fiscal year. Interest expense for the current year reflects a twelve month period under the refinancing arrangement compared to only eight months for the 1994 fiscal year.

      Income Taxes. Income taxes decreased $10,000 while income before income taxes increased $139,000 because the real estate companies' income is taxed at the individual shareholder level and not the corporate level. A larger portion of the combined revenue of the companies was sheltered in the real estate companies for the current fiscal year compared to the prior fiscal year.

INFLATIONARY FACTORS

      The health care industry is labor intensive. General operating expenses related to personnel, such as salaries and employee benefits, as well as expenses of dietary, medical and other supplies, are subject to normal inflationary factors. The Companies' response to such pressures has been to concurrently increase rates charged private paying patients. Any cost increases billed under Medicare are paid for at year-end as a part of the annual cost reimbursement settlement. Reimbursement of increased expenses from Medicaid may lag for up to 18 months. Although the Companies have successfully implemented rate increases to compensate for increases in operating expenses in the past, there can be no assurance that the Companies will always be able to do so in the future.

LIQUIDITY AND CAPITAL RESOURCES

      Overview. As of June 30, 1996 the Companies had approximately $2,237,000 in cash and cash equivalents and net working capital of approximately $1,824,000. The decrease in cash of $285,000 is the result of cash from operations aggregating $3,174,000, down from $3,827,000 in 1995, cash from investing activities of $1,117,000 (the majority of which was from payments on notes with Rosewood Care Center Holding Co.) and cash used in financing activities of $4,576,000 (which is comprised of debt retirement aggregating $1,667,000 and payment of dividends aggregating $2,909,000).

      On October 21, 1993 the Companies refinanced their long term debt with the REMIC which issued $33,000,000 of its 7-1/4% First Mortgage Redeemable Bonds due November 1, 2013. Proceeds from the sale of the bonds were used to pay off the Companies' existing debt with a number of banks and to pay the loan costs, including issuance costs of the bonds. Per the terms of the loan documents, a reserve fund in the form of an irrevocable letter of credit in the amount of approximately $3,130,000 from a commercial bank rated "AA" has been established. The letter of credit is secured by cash and investments of Rosewood Care Center Holding Co. Remaining loan proceeds, net of loan costs, were loaned to an affiliate, Rosewood Care Center Holding Co., under unsecured promissory notes bearing interest at 7-1/4% per annum and having maturities from October to December 1996. The Companies are not contemplating nor aware of any significant replacement of equipment and property beyond comparable amounts expended in 1995 and 1996 because the facilities are all newly constructed with an average age of seven years.

      The Companies believe they have adequate capital for operations and replacements for the coming year and the foreseeable future.

      Accounts Receivable. Private paying patients are billed monthly at the beginning of the month for that month's routine nursing care charges.
Charges for ancillary services are billed monthly in arrears. Accounts receivable from private paying patients increased to $1,257,000 as of June 30, 1996, compared to $705,000 as of June 30, 1995. The amounts allowed for doubtful accounts aggregated $206,000 and $120,000 for 1996 and 1995 respectively, which is 14.8% and 14.5% of the outstanding balances. Accounts receivable from third parties increased to $3,001,000 as of June 30, 1996, compared with $2,195,000 as of June 30, 1995. $1,799,000 of this is due from Medicare for unsettled Medicare Cost Reports filed for the fiscal year ended June 30, 1996, which are subject to audit by the third party payor. $671,500 of this amount was received subsequent to the end of the 1996 fiscal year. With the Medicare program facing intense scrutiny and significant cutbacks, the Companies have experienced closer scrutiny of their Medicare cost reports and delays with regard to payment of claims. An additional effect of Medicare's delay has been delay of co-payment amounts received from private payors. Management does not presently anticipate any cash flow shortages during the next fiscal year, despite the increase in the amounts due from Medicare, unless Medicare administration and payment terms significantly further deteriorate.

      The Companies had no open lines of credit with any financial institution as of June 30, 1996.

      Governmental funding for health care programs continues to be under pressure. Health care funding was again a prominent issue in the United States Congress during the past year. Numerous proposals are pending which seek to reduce the costs of the Medicare and Medicaid programs by lowering the utilization of the programs and by controlling costs within the programs. Implementation of a change in reimbursement for therapy services provided by private vendors resulted in a material negative adjustment on the Companies' Medicare cost reports for the year ended June 30, 1996. Due to an indemnification arrangement between the Companies and the private vendor, the effect on the Companies was minimal. However, due to the current national environment surrounding health care, the Companies believe they will experience future problems relating to reimbursement, some of which could have a significant effect on operations.

      The Companies continue to monitor legislative and other health care developments and will attempt to structure contractual arrangements to minimize the impact of reductions in government reimbursement. However, changes in the reimbursement policies of Medicare and Medicaid as a result of budget cuts by federal and state governments or other legislative actions could have a significant adverse effect on the revenues of the Companies.


THE REMIC

      The REMIC is purely a pass-through entity and has no resources and no operations other than those arising out of the first mortgage loans and the bonds. All of the payments on the first mortgage loans are used to pay the obligations on the 7 1/4% First Mortgage Redeemable Bonds due November 1, 2013. All expenses of the offering and the administration of the Trust Indenture executed as of October 1, 1993 pursuant to which the bonds were issued are the responsibility of the Companies.

ITEM 8. COMBINED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.    ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

      Report of Rubin, Brown, Gornstein & Co.                         20
      Balance Sheet                                                   21
      Statement of Operations                                         22
      Statement of Cash Flows                                         23
      Notes to Financial Statements                                   24


2.    ROSEWOOD CARE CENTER COMPANIES

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
           Peoria Real Estate, Inc.
           Alton Real Estate, Inc.
           Moline Real Estate, Inc.

      Report of Rubin, Brown, Gornstein & Co.                         29
      Combined Balance Sheet                                          30
      Combined Statement of Operations                                32
      Combined Statement of Stockholders' Equity                      33
      Combined Statement of Cash Flows                                34
      Notes to Combined Financial Statements                          35

3.    ROSEWOOD CARE CENTER COMPANIES FINANCIAL STATEMENT SCHEDULE

      Report of Rubin, Brown, Gornstein & Co. LLP                     50
      Schedule VIII   Valuation and Qualifying Accounts               51

                      INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  and Stockholders of
Rosewood Care Centers
  Capital Funding Corporation


We have audited the accompanying balance sheet of Rosewood Care Centers Capital Funding Corporation as of June 30, 1995 and 1996 and the statement of operations for the years ended June 30, 1994, 1995 and 1996 and cash flows for the years ended June 30, 1994, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosewood Care Centers Capital Funding Corporation as of June 30, 1995 and 1996 and the results of operations for the years ended June 30, 1994, 1995 and 1996 and cash flows for the years ended June 30, 1994, 1995 and 1996, in conformity with generally accepted accounting principles.

                                        /s/ Rubin, Brown, Gornstein & Co. LLP

August 30, 1996

                               ROSEWOOD CARE CENTERS
                           CAPITAL FUNDING CORPORATION
- -------------------------------------------------------------------------------

                                          BALANCE SHEET
                                     (DOLLARS IN THOUSANDS)


                                              ASSETS

                                                                                 JUNE 30,
                                                                  ------------------------------------
                                                                       1995                     1996
                                                                  ------------------------------------
Cash and cash equivalents                                          $    262                 $    262
Mortgage notes receivable, Rosewood
  Companies                                                          30,947                   29,280
- ------------------------------------------------------------------------------------------------------
                                                                   $ 31,209                 $ 29,542
======================================================================================================

                               LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  First Mortgage Redeemable Bonds                                  $ 31,020                 $ 29,363
  Accrued expenses                                                      188                      178
- ------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                              31,208                   29,541

STOCKHOLDERS' EQUITY
  Common stock:
    Authorized 30,000 shares of $1 par value; issued
      and outstanding 1,000 shares at issue price                         1                        1
- ------------------------------------------------------------------------------------------------------
                                                                   $ 31,209                 $ 29,542
======================================================================================================


- ------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                               ROSEWOOD CARE CENTERS
                           CAPITAL FUNDING CORPORATION
- -------------------------------------------------------------------------------

                                        STATEMENT OF OPERATIONS
                                         (DOLLARS IN THOUSANDS)

                                                                 FOR THE YEARS
                                                                 ENDED JUNE 30,
                                         -------------------------------------------------------------
                                               1994                    1995                     1996
                                         -------------------------------------------------------------
Interest income                            $  1,651                $  2,299                 $  2,183

Interest expense                             (1,651)                 (2,299)                  (2,183)
- ------------------------------------------------------------------------------------------------------

Net income                                 $     --                $     --                 $     --
======================================================================================================

- ------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                               ROSEWOOD CARE CENTERS
                           CAPITAL FUNDING CORPORATION
- -------------------------------------------------------------------------------

                                        STATEMENT OF CASH FLOWS
                                         (DOLLARS IN THOUSANDS)

                                                                                       FOR THE YEARS
                                                                                       ENDED JUNE 30,
                                                                     ---------------------------------------------
                                                                          1994             1995             1996
                                                                     ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $   --         $     --        $      --
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Increase (decrease) in accrued expenses                              198              (10)             (10)
- -------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        198              (10)             (10)

CASH FLOWS FROM INVESTMENT ACTIVITIES
  Repayments of mortgage notes receivable                                  502            1,551            1,667

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of First Mortgage Redeemable Bonds                           (438)          (1,542)          (1,657)
- -------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           262               (1)              --

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                1              263              262
- -------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                 $  263         $    262        $     262
===================================================================================================================

- -------------------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.

                              ROSEWOOD CARE CENTERS
                          CAPITAL FUNDING CORPORATION
- -------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1996


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       HISTORY AND NATURE OF ACTIVITY

       Rosewood Care Centers Capital Funding Corporation was formed as a
       "single purpose entity" to function as a Real Estate Mortgage Investment Conduit (REMIC). Accordingly, the articles of incorporation restrict the activities to issuance of bonds, making of mortgage loans and related activities.

       Rosewood Care Centers Capital Funding Corporation (the "REMIC") is the issuer of the First Mortgage Redeemable Bonds. The Bond proceeds were lent to certain Rosewood Care Center real estate companies. The real estate companies are referred to as the "Borrowing Companies."

       Each of the real estate companies is 100% owned by the two stockholders who own Rosewood Care Centers Capital Funding Corporation in like ratios.

       ESTIMATES AND ASSUMPTIONS

       Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

       CASH EQUIVALENTS

       The Company considers all investments purchased with maturities of three months or less to be cash equivalents.

       INCOME TAXES

       Although a REMIC is a separate entity for federal income tax purposes, a REMIC is not generally subject to entity-level income taxes. The net income or net loss of a REMIC is reported on the tax returns of the holders of its residual interest who are also the two stockholders of the real estate companies. The Bonds are designated "regular interests" and are generally taxable as debt of the REMIC.

- --------------------------------------------------------------------------------

ROSEWOOD CARE CENTERS CAPITAL
 FUNDING CORPORATION
- --------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

2.     MORTGAGE NOTES RECEIVABLE

       The mortgage notes evidence the loans in the original amount of $33,000,000 from the REMIC to the real estate companies and are cross collateralized by a security agreement and assignment of management agreement from each facility company and a first mortgage which includes a security interest in fixtures, improvements, and other personal property, assignment of rents and leases, collateral pledge and security agreement and subordination and attornment agreements from each real estate company. In addition, compensation of officers or directors of the real estate companies is subordinated to payments under the loan agreement. The mortgage notes bear interest at 7.25%. The facility companies and the real estate companies are referred to together as the "Companies."

       The mortgage notes from the real estate companies require monthly principal and interest collections of $260,824 plus an additional annual principal collection of $720,000 for the first seven years, subject to certain conditions in the loan agreement. If all additional annual collections are made, the principal of the mortgage notes will be collected as follows:

                                                                                          ADDITIONAL
YEARS ENDING                                                                                  ANNUAL
JUNE 30,                                      TOTAL               SCHEDULED              COLLECTIONS
- ------------------------------------------------------------------------------------------------------
1997                                   $  1,792,278            $  1,072,278              $   720,000
1998                                      1,926,624               1,206,624                  720,000
1999                                      2,071,044               1,351,044                  720,000
2000                                      2,226,282               1,506,282                  720,000
2001                                      2,393,160               1,673,160                  720,000
2002                                      1,821,540               1,821,540                       --
2003                                      1,958,080               1,958,080                       --
Thereafter                               15,090,992              15,090,992                       --
- ------------------------------------------------------------------------------------------------------
                                       $ 29,280,000            $ 25,680,000              $ 3,600,000
======================================================================================================

       The Borrowing Companies are required to make the additional annual principal payments up to $720,000 per year to the extent the amount of cash available exceeds net income available for debt service (income from operations plus depreciation and amortization, incentive management fees, interest income, and officer bonuses) for the prior fiscal year less (a) the regular principal and interest payments for that year, (b) the amount necessary to pay income taxes of the obligated companies and their shareholders, (c) any increase in accounts receivable from third party payors, (d) interest income from related parties and (e) the $1,000,000 cash or cash equivalents required to be maintained by the loan agreement.
- --------------------------------------------------------------------------------

ROSEWOOD CARE CENTERS CAPITAL
 FUNDING CORPORATION
- --------------------------------------------------------------------------------
Notes To Financial Statements (Continued)

       The failure of any real estate company to meet the required additional annual principal payments is not an event of default, but the deficit is cumulative to the extent any annual payment is less than $720,000. The difference is carried forward, at which time such real estate company is subject to certain covenants which restrict its ability to pay out officer bonuses, dividends and incentive management fees until the additional annual payment, on a cumulative basis, is paid in full.

       The Loan Agreement also contains certain covenants relating to the consolidation of companies, restrictions on indebtedness, transfers of property, expansion of facilities, and the commingling of funds.

       Bond issuance costs of $609,000 and underwriter's discount of $841,500 (aggregating $1,450,500) were paid by the REMIC on behalf of the real estate companies from the proceeds of the First Mortgage Redeemable Bonds.

       The Companies have established with the trustee and the trustee is the custodian of a 12 month debt service reserve fund consisting of a bank letter of credit for $3,129,889.

3.     FIRST MORTGAGE REDEEMABLE BONDS

       The bonds are dated October 21, 1993 and bear interest at 7.25%. The Bonds are secured by first mortgage liens, assignments of rents and leases, collateral pledge and security agreements, subordination and attornment agreements from each real estate company, a security agreement, and assignment of management agreement from each facility company and are scheduled to mature November 1, 2013. However, if all the additional annual payments are made as required, the bonds will be paid in full in July 2009. The application of bond proceeds, tender and purchase of bonds, redemption of bonds and other covenants are defined in the trust indenture.

       All bond holders receive scheduled monthly principal and interest payments and may receive additional annual principal payments during the first seven years of the bond amortization, if additional annual payments are received on the mortgage notes (See Note 2).

- --------------------------------------------------------------------------------

ROSEWOOD CARE CENTERS CAPITAL
 FUNDING CORPORATION
- --------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


       Principal payments in the years subsequent to June 30, 1996 are approximately as follows:

YEARS ENDING                                                                              ADDITIONAL
JUNE 30,                                      TOTAL               SCHEDULED                   ANNUAL
- ------------------------------------------------------------------------------------------------------
1997                                   $  1,781,520            $  1,061,520              $   720,000
1998                                      1,915,050               1,195,050                  720,000
1999                                      2,058,606               1,338,606                  720,000
2000                                      2,212,914               1,492,914                  720,000
2001                                      2,378,790               1,658,790                  720,000
2002                                      1,810,601               1,810,601                       --
2003                                      1,946,321               1,946,321                       --
Thereafter                               15,259,198              15,259,198                       --
- ------------------------------------------------------------------------------------------------------

                                       $ 29,363,000            $ 25,763,000              $ 3,600,000
======================================================================================================

4.    STOCKHOLDERS' EQUITY

      Stockholders' equity consists of the following investments:

          Larry Vander Maten Revocable Trust          $   750
          Darrell Hoefling Revocable Trust                250
                                                    -----------
                                                      $ 1,000
                                                    ===========

       Each share of common stock has been designated as a "Certificate of Residual Interest".


5.     FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

       CASH AND CASH EQUIVALENTS

       The carrying amount approximates fair value because of the short maturity of those instruments.

- --------------------------------------------------------------------------------

ROSEWOOD CARE CENTERS CAPITAL
 FUNDING CORPORATION
- --------------------------------------------------------------------------------
Notes To Financial Statements (Continued)


       MORTGAGE NOTES RECEIVABLE

       The fair value of the note receivable is estimated based on discounted future cash flows using current rates at which similar loans would be made to related borrowers for the same remaining maturities.

       FIRST MORTGAGE REDEEMABLE BONDS

       The fair value of the Company's first mortgage redeemable bonds is estimated based on discounted future cash flows at the current rates at which the Company could borrow funds with similar terms, degree of risk and remaining maturities.

       Estimated fair values of the Company's financial instruments, all of which are held for nontrading purposes, are as follows:

                                                       1996
                                        ----------------------------------
                                              CARRYING              FAIR
                                                AMOUNT             VALUE
                                        ----------------------------------
Mortgage notes receivable                 $ 29,280,000      $ 26,991,000
First mortgage redeemable bonds             29,363,000        27,051,000

       The estimated fair value amounts presented herein have been determined using available market information and appropriate valuation methodologies and are not necessarily indicative of the amounts the Company could realize in a current market exchange.

                       INDEPENDENT AUDITORS' REPORT


To the Boards of Directors
  and Stockholders of
Rosewood Care Center Facility Companies
Rosewood Real Estate Companies
St. Louis, Missouri

We have audited the accompanying combined balance sheet of Rosewood Care Center Facility Companies and Real Estate Companies (see Note 1 of Notes to Combined Financial Statements) as of June 30, 1995 and 1996 and the combined statements of operations, stockholders' equity and cash flows for the years ended June 30, 1994, 1995 and 1996. These combined financial statements are the responsibility of the management of the Companies. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to in the first paragraph present fairly, in all material respects, the combined financial position of Rosewood Care Center Facility Companies and Real Estate Companies as of June 30, 1995 and 1996 and the combined results of operations and the combined cash flows for the years ended June 30, 1994, 1995 and 1996 in conformity with generally accepted accounting principles.

                                       /s/ Rubin, Brown, Gornstein & Co. LLP


August 30, 1996

                            ROSEWOOD CARE CENTER
                FACILITY COMPANIES AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------

                              COMBINED BALANCE SHEET
                              (DOLLARS IN THOUSANDS)
                                   PAGE 1 OF 2

                                     ASSETS


                                                                           JUNE 30,
                                                               -------------------------------
                                                                      1995              1996
                                                               -------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                      $   2,522         $   2,237
  Accounts receivable - residents, net of allowance
    for doubtful accounts of $120 and $206, respectively               705             1,257
  Accounts receivable - third party payors                           2,195             3,001
  Interest receivable                                                  346               326
  Prepaid insurance and other prepaids                                 108                74
  Deferred income tax benefits                                          37                65
- ----------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                           5,913             6,960
- ----------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                 943               943
  Site improvements                                                  2,042             2,101
  Buildings                                                         17,830            17,830
  Equipment                                                          3,616             3,636
  Leasehold improvements                                               192               272
- ----------------------------------------------------------------------------------------------
                                                                    24,623            24,782
  Less:  Accumulated depreciation                                    5,510             6,435
- ----------------------------------------------------------------------------------------------
      TOTAL PROPERTY, PLANT AND EQUIPMENT                           19,113            18,347
- ----------------------------------------------------------------------------------------------

OTHER ASSETS
  Notes receivable from Rosewood Care Center
    Holding Co.                                                      9,332             8,056
  Amortizable costs, net                                             1,226             1,094
- ----------------------------------------------------------------------------------------------
      TOTAL OTHER ASSETS                                            10,558             9,150
- ----------------------------------------------------------------------------------------------

                                                                 $  35,584         $  34,457
==============================================================================================


- ----------------------------------------------------------------------------------------------
See the accompanying notes to combined financial statements.

                            ROSEWOOD CARE CENTER
                FACILITY COMPANIES AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------

                                   COMBINED BALANCE SHEET
                                   (DOLLARS IN THOUSANDS)
                                        PAGE 2 OF 2
                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           JUNE 30,
                                                               -------------------------------
                                                                      1995              1996
                                                               -------------------------------
CURRENT LIABILITIES
  Current maturities of long-term debt                            $  1,667          $  1,792
  Accounts payable - trade                                             655             1,136
  Dividends payable                                                    703               614
  Accrued expenses:
    Salaries and payroll taxes                                         360               438
    Vacation and employee fringes                                       91               124
    Real estate taxes                                                  543               480
    Management fees - affiliate                                        537               464
    Income taxes                                                       170                88
- ----------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                      4,726             5,136
- ----------------------------------------------------------------------------------------------

LONG-TERM DEBT
  Notes payable - Rosewood Care Centers Capital Funding
    Corporation                                                     30,947            29,279
  Less:  Current maturities                                          1,667             1,792
- ----------------------------------------------------------------------------------------------
      TOTAL LONG-TERM DEBT                                          29,280            27,487
- ----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock                                                          65                65
  Paid-in capital                                                      481               481
  Retained earnings                                                  1,032             1,288
- ----------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                     1,578             1,834
- ----------------------------------------------------------------------------------------------

                                                                  $ 35,584          $ 34,457
==============================================================================================

- ----------------------------------------------------------------------------------------------
See the accompanying notes to combined financial statements.

                            ROSEWOOD CARE CENTER
                FACILITY COMPANIES AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------

                              COMBINED STATEMENT OF OPERATIONS
                                  (DOLLARS IN THOUSANDS)
                                                              FOR THE YEARS ENDED JUNE 30,
                                                   -------------------------------------------------
                                                         1994               1995              1996
                                                   -------------------------------------------------
PATIENT SERVICE REVENUE
  Private                                           $  16,307          $  16,827         $  17,079
  Medicare                                              6,632              7,443             9,293
  Medicaid                                              1,489              1,495             1,319
  Other patient revenues, net of expenses                  76                 74                62
- ----------------------------------------------------------------------------------------------------
      TOTAL PATIENT REVENUES, NET OF EXPENSES          24,504             25,839            27,753
- ----------------------------------------------------------------------------------------------------

FACILITY EXPENSES
  Administrative expenses                                 892                924               851
  Employee fringe benefits                              1,667              1,806             1,774
  Dietary                                               1,666              1,733             1,784
  Nursing                                               5,989              6,556             6,518
  Ancillary services                                    1,904              2,734             4,560
  Plant utilities and maintenance                       1,009              1,024             1,121
  Housekeeping and laundry                                772                814               851
  Social service and activities                           379                459               550
- ----------------------------------------------------------------------------------------------------
      TOTAL FACILITY EXPENSES                          14,278             16,050            18,009
- ----------------------------------------------------------------------------------------------------

INCOME AFTER FACILITY EXPENSES                         10,226              9,789             9,744
- ----------------------------------------------------------------------------------------------------

NONFACILITY EXPENSES
  Real estate taxes and insurance                         592                550               586
  Base management fees                                    792                792               792
  Illinois Medicaid assessments                           394                394               394
  Depreciation and amortization                         1,089              1,036             1,057
- ----------------------------------------------------------------------------------------------------
      TOTAL NONFACILITY EXPENSES                        2,867              2,772             2,829
- ----------------------------------------------------------------------------------------------------

INCOME BEFORE INCENTIVES                                7,359              7,017             6,915

INCENTIVE MANAGEMENT FEES                              (2,398)            (2,041)           (1,979)

OFFICERS' BONUSES                                        (175)              (180)             (188)
- ----------------------------------------------------------------------------------------------------

      INCOME FROM OPERATIONS                            4,786              4,796             4,748
- ----------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest income                                         627                852               816
  Interest expense                                     (2,203)            (2,299)           (2,183)
- ----------------------------------------------------------------------------------------------------
      TOTAL OTHER INCOME (EXPENSE)                     (1,576)            (1,447)           (1,367)
- ----------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                              3,210              3,349             3,381

INCOME TAX (EXPENSE) BENEFIT                             (346)              (336)             (306)
- ----------------------------------------------------------------------------------------------------

NET INCOME                                          $   2,864          $   3,013         $   3,075
====================================================================================================

- ----------------------------------------------------------------------------------------------------
See the accompanying notes to combined financial statements.

                            ROSEWOOD CARE CENTER
                FACILITY COMPANIES AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------

                             COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
                          FOR THE YEARS ENDED JUNE 30, 1994, 1995 AND 1996
                                     (DOLLARS IN THOUSANDS)
                                      COMMON STOCK                                                        TOTAL
                               ----------------------------         PAID-IN         RETAINED      STOCKHOLDERS'
                                 SHARES            AMOUNT           CAPITAL         EARNINGS             EQUITY
                               ----------------------------------------------------------------------------------
Balance - June 30, 1993          65,000              $ 65             $ 481        $     516          $   1,062
Net Income                           --                --                --            2,864              2,864
Dividends Declared                   --                --                --           (2,542)            (2,542)
- -----------------------------------------------------------------------------------------------------------------

Balance - June 30, 1994          65,000                65               481              838              1,384
Net Income                           --                --                --            3,013              3,013
Dividends Declared                   --                --                --           (2,819)            (2,819)
- -----------------------------------------------------------------------------------------------------------------

Balance - June 30, 1995          65,000                65               481            1,032              1,578
Net Income                           --                --                --            3,075              3,075
Dividends Declared                   --                --                --           (2,819)            (2,819)
- -----------------------------------------------------------------------------------------------------------------

Balance - June 30, 1996          65,000              $ 65             $ 481        $   1,288          $   1,834
=================================================================================================================

- -----------------------------------------------------------------------------------------------------------------
See the accompanying notes to combined financial statements.

                            ROSEWOOD CARE CENTER
                FACILITY COMPANIES AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------

                                 COMBINED STATEMENT OF CASH FLOWS
                                     (DOLLARS IN THOUSANDS)
                                                                          FOR THE YEARS ENDED JUNE 30,
                                                               -------------------------------------------------
                                                                      1994              1995              1996
                                                               -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                     $   2,864           $ 3,013          $  3,075
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Loss on sale of equipment                                         --                 2                --
      Depreciation                                                     891               903               925
      Amortization                                                     198               133               132
      Change in assets and liabilities:
        (Increase) decrease in accounts receivable - residents         (40)              135              (552)
        (Increase) decrease in accounts receivable - third party
          party payors                                                 182              (585)             (806)
        (Increase) decrease in other receivables, prepaids
          and deferred income tax benefit                               70               (60)               26
        Increase in accounts payable - trade                            52               135               481
        Increase in accrued salaries, taxes and fringes                 34                45               111
        Increase (decrease) in accrued real estate taxes                59                29               (63)
        Increase (decrease) in accrued management fees                 390               (30)              (73)
        Increase (decrease) in other payables and accruals            (281)              107               (82)
- -----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            4,419             3,827             3,174
- -----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                   (69)             (171)             (159)
  Net (advances) payments on notes with Rosewood Care
    Center Holding Co.                                              (7,683)               24             1,276
  Decrease in restricted cash                                          300                --                --
- -----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (7,452)             (147)            1,117
- -----------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
  Repayments of notes with banks                                   (23,673)               --                --
  Repayments of notes with officers                                   (350)               --                --
  Proceeds from notes with Rosewood Care Centers
    Capital Funding                                                 33,000                --                --
  Repayments of notes with Rosewood Care Centers
    Capital Funding                                                   (502)           (1,551)           (1,667)
  Payment of loan and bond fees                                     (1,494)               --                --
  Dividends paid                                                    (2,016)           (2,642)           (2,909)
- -----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  4,965            (4,193)           (4,576)
- -----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 1,932              (513)             (285)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                        1,103             3,035             2,522
- -----------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                          $   3,035           $ 2,522          $  2,237
=================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                  $   2,250           $ 2,299          $  2,183
  Income taxes paid                                                    583               184               190
- -----------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------
See the accompanying notes to combined financial statements.

                            ROSEWOOD CARE CENTER
                FACILITY COMPANIES AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------

               NOTES TO COMBINED FINANCIAL STATEMENTS
                    JUNE 30, 1994, 1995 AND 1996



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       REPORTING ENTITY AND OPERATIONS

       The combined financial statements include the accounts of six facility companies (C Corporations) and their six related real estate companies (S Corporations).

                                                                             COMMON STOCK
                                                  --------------------------------------------------------------------
                                                                SHARES
                                                  --------------------------------
                                                                      ISSUED AND
                                                    AUTHORIZED       OUTSTANDING               PAR            AMOUNT
                                                  --------------------------------------------------------------------
       FACILITY COMPANIES:
         Rosewood Care Center, Inc. of -
           Swansea                                     100,000               500            No par          $    500
           Galesburg                                   100,000               500            No par               500
           Alton                                        30,000               500                $1               500
           Peoria                                       30,000               500                 1               500
           East Peoria                                  30,000               500                 1               500
           Moline                                       30,000               500                 1               500

       REAL ESTATE COMPANIES:
         Swansea Real Estate, Inc.                      30,000            30,000                $1            30,000
         Galesburg Real Estate, Inc.                    30,000            30,000                 1            30,000
         Alton Real Estate, Inc.                        30,000               500                 1               500
         Peoria Real Estate, Inc.                       30,000               500                 1               500
         East Peoria Real Estate, Inc.                  30,000               500                 1               500
         Moline Real Estate, Inc.                       30,000               500                 1               500
       ---------------------------------------------------------------------------------------------------------------

                                                       500,000            65,000                            $ 65,000
       ===============================================================================================================

       The facility companies are wholly-owned subsidiaries of Rosewood Care Center Holding Co. ("Rosewood Holding Company"). Rosewood Holding Company and the real estate companies are under common control. The facility companies and the real estate companies are referred to together as the "Companies."

       The real estate companies own the real estate and equipment and lease the facilities to the affiliated facility companies.

- --------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
 AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

       The facility companies provide convalescent care, long-term care, and rehabilitative services primarily to elderly patients in their facilities in Illinois. Revenues are collected from the patients, their families, their insurance companies or from third party payors. Collections from the state third-party payor are in arrears as a result of budgetary limitations.

       All material intercompany balances and transactions between the Companies have been eliminated in combining the financial statements.

       Other similarly owned facility companies and real estate companies have been excluded from these combined statements because they are not borrowers or guarantor companies in connection with mortgage loans from Rosewood Care Centers Capital Funding Corporation.

       HISTORY OF OPERATIONS AND BUSINESS ACTIVITY

       Each facility company is licensed as a skilled nursing facility by the state of Illinois.

       LOCATION                                        DATE LICENSED
       ------------------------------------------------------------------
       Swansea, Illinois                               October 8, 1987
       Galesburg, Illinois                             December 9, 1987
       Alton, Illinois                                 May 15, 1989
       Peoria, Illinois                                June 12, 1989
       East Peoria, Illinois                           April 18, 1989
       Moline, Illinois                                May 6, 1990

       ESTIMATES AND ASSUMPTIONS

       Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions +affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

       ACCOUNTING BASIS

       The Companies present their financial statements on the accrual basis in accordance with generally accepted accounting principles and in accordance with the Audit and Accounting Guide, Audits of Providers of Health Care Services, issued by the American Institute of Certified Public Accountants.

- --------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
 AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

       ACCOUNTING RECLASSIFICATION

       Certain 1994 and 1995 figures have been reclassified where appropriate to conform to the financial statement presentation used in 1996.

       PATIENT SERVICE REVENUE

       Patient service revenue is reported at the estimated net realizable amounts from residents, third-party payors and others for services rendered, including estimated retroactive adjustments.

       Revenue under federal and state third-party payor agreements is subject to audit and retroactive adjustment. Provisions for estimated federal and state third-party payor settlements are provided in the period the related services are rendered. Differences between the estimated amounts accrued and interim and final settlements are reported in operations in the year of settlement.

       Accounts receivable - third party payor is comprised of amounts due from the state Medicaid and Federal Medicare Program for services provided to residents eligible for participation in those programs. Also included is an estimate for the settlement of the cost report to be submitted for the year ended June 30, 1996.

       ILLINOIS MEDICAID ASSESSMENT PLAN PAYMENTS

       Effective July 1, 1993, a nursing home licensing fee of $1.50 per licensed bed day was imposed by the State of Illinois. The nursing home license fee for the years ended June 30, 1996 and 1995 was $394,200 for each year.

       PROPERTY, EQUIPMENT AND DEPRECIATION

       Property and equipment are carried at cost. Depreciation is computed on the straight-line method for financial reporting purposes as follows:

                                              DEPRECIABLE
                                                    LIVES
                                            ---------------
       Site improvements                         25 years
       Buildings                                 40 years
       Equipment                                 10 years
       Leasehold improvements                     7 years

- --------------------------------------------------------------------------------


ROSEWOOD CARE CENTER FACILITY COMPANIES
 AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)


       AMORTIZABLE COSTS

       Amortizable costs consist of bond issuance costs of $609,000 and underwriters discount of $841,500 which are being amortized over the term of the bond issue, on the interest method. Amortization expense aggregated $131,553 in 1996 and $132,936 in 1995.

                                                         1995              1996
                                                ---------------------------------
       Amortizable costs                          $ 1,450,500       $ 1,450,500
       Less:  Accumulated amortization                224,589           356,142
       --------------------------------------------------------------------------
                                                  $ 1,225,911       $ 1,094,358
       ==========================================================================

       INCOME TAXES

       The six facility companies file a consolidated return with Rosewood Holding Company and its other facility companies. Income taxes are allocated to each facility based on its proportionate share of net income. The six real estate companies file separate S Corporation returns.

       Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes (for the facility companies) related primarily to plant and equipment for financial and income tax reporting. The deferred tax assets represent the future tax return consequences of those differences, which will be deductible when the liabilities are settled.

       CASH EQUIVALENTS

       The Companies consider all investments purchased with maturities of three months or less to be cash equivalents.

- --------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
 AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

2 .    RELATED PARTY TRANSACTIONS

       Related party interest is as follows:

                                                                             JUNE 30,
                                                             --------------------------------------
                                                                     1995                    1996
                                                             --------------------------------------
       Interest receivable                                     $  345,895             $   326,352
===================================================================================================

                                                         FOR THE YEARS ENDED JUNE 30,
                                     --------------------------------------------------------------
                                              1994                    1995                   1996
                                     --------------------------------------------------------------
       Interest income                 $   517,067             $   696,599            $   702,600
       Interest expense                  1,668,720               2,298,852              2,182,867
===================================================================================================

       The facility companies pay a management fee to HSM Management Services, Inc., (the management company, formerly known as Hovan Enterprises, Inc.) which is 100% owned by Rosewood Holding Company for certain management functions as specified in the management agreements. An annual base fee of $1,100 per licensed bed is payable monthly plus additional incentive fees.

       Incentive management fees are based on income from the nursing home operations before income taxes and incentive management fees (base income) of the combined group. The combined base income from the nursing home operations is multiplied by, on a graduated basis, various percentages with the maximum percentage of 75% applied to combined base income over $100,000. The base plus incentive management fee is limited to 15% of patient service revenue, by location.

       Rosewood Holding Company, as licensee, grants the subsidiary facility companies a nonexclusive right to the use of the service mark "Rosewood Care Center."

- --------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
 AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

3.     NOTES RECEIVABLE FROM HOLDING COMPANY

       At the closing on the issuance of Rosewood Care Centers Capital Funding Corporation's (the REMIC) 7-1/4% First Mortgage Redeemable Bonds due November 1, 2013, $4,369,000 in excess proceeds were loaned to Rosewood Holding Company pursuant to notes to each Borrowing Company bearing interest at 7-1/4% per annum and having maturities of October 1996. In addition, Rosewood Holding Company delivered notes for outstanding indebtedness to the Borrowing Companies in the aggregate principal amount of $2,686,000. These notes bore interest at 7% and matured December 31, 1997. In December 1993, Rosewood Holding Company obtained a letter of credit which was deposited with the Trustee of the Trust Indenture into the debt service reserve fund for the benefit of holders of the REMIC's 7-1/4% First Mortgage Redeemable Bonds due November 1, 2013. Cash of approximately $3,130,000 which was being held in the debt service reserve fund was then loaned to Rosewood Holding Company pursuant to 3-year notes bearing interest at 7-1/4% per annum. Thereafter, loans of excess cash to Rosewood Holding Company were made pursuant to a series of 3-year notes bearing interest at 7-1/4% per annum. As of June 30, 1994, all of the notes except for the notes signed at the bond closing (totalling $4,369,000) were cancelled and replaced with six (6) new revolving credit notes. As of June 30, 1996, those notes were cancelled and replaced with new revolving credit notes which allow Rosewood Holding Company to borrow, pursuant to the revolving credit notes an aggregate of up to $9,100,000 from the Borrowing Companies. The new revolving credit notes also bear interest at a rate of 7-1/4% per annum and mature December 31, 1999. The outstanding balance of the notes signed at the bond closing was $3,485,000 at June 30, 1995 and 1996. The outstanding balance of the revolving credit notes was $5,847,000 at June 30, 1995 and $4,570,448 at June 30, 1996. All of the notes from Rosewood Holding Company to the Borrowing Companies are pledged to the Trustee under the Trust Indenture as additional collateral security for repayment of the REMIC's 7-1/4% First Mortgage Redeemable Bonds due November 1, 2013.


4.     LONG-TERM DEBT

       Long-term debt consists of:

                                                                          1995                     1996
                                                                 ----------------------------------------
       NOTES PAYABLE - RELATED PARTIES:
         Notes payable - Rosewood Care Centers Capital Funding
         Corporation, payable in monthly installments of
         $260,824 plus an additional principal payment of
         $720,000 due annually on December 1, 1994 through
         December 1, 2000, interest at 7-1/4% per year, with
         final payment due November 1, 2013                        $ 30,946,849            $ 29,279,548
       ==================================================================================================

- --------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
 AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

       The notes payable to Rosewood Care Centers Capital Funding Corporation evidence the loans from the REMIC to the real estate companies and are cross collateralized by a security agreement and assignment of management agreement from each facility company and a first mortgage which includes a security interest in fixtures, improvements, and other personal property, assignment of rents and leases, collateral pledge and security agreement and subordination and attornment agreements from each real estate company. In addition, compensation of officers or directors of the real estate companies is subordinated to payments under the loan agreement.

       The Borrowing Companies will be required to make the additional annual payments up to $720,000 per year to the extent the amount of cash available exceeds net income available for debt service (income from operations plus depreciation and amortization, incentive management fees, interest income, and officer bonuses) for the prior fiscal year less (a) the regular principal and interest payments for that year, (b) the amount necessary to pay income taxes of the Companies as if they were all taxed as C Corporations for income tax purposes, (c) any increase in accounts receivable from third party payors and (d) interest income from related parties. In addition, the Companies are required to maintain a minimum cash balance of $1,000,000.

       The failure of any real estate company to meet the required additional annual principal payments is not an event of default, but the deficit is cumulative to the extent any annual payment is less than $720,000. The difference is carried forward, at which time such real estate company is subject to certain covenants which restrict its ability to pay out officer bonuses, dividends and incentive management fees until the additional annual payment, on a cumulative basis, is paid in full.

       The Loan Agreement also contains certain covenants relating to the consolidation of companies, restrictions on indebtedness, transfers of property, expansion of facilities, and the commingling of funds.

       The Companies have established with the trustee and the trustee is the custodian of a 12 month debt service reserve fund consisting of a bank letter of credit for $3,129,889.

- --------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
 AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

       The scheduled maturities of long-term debt at June 30, 1996 are as follows:

              YEAR                                 AMOUNT
              ---------------------------------------------
              1997                           $  1,792,278
              1998                              1,926,624
              1999                              2,071,044
              2000                              2,226,282
              2001                              2,393,161
              Thereafter                       18,870,159
              ---------------------------------------------
                                             $ 29,279,548
              =============================================

5.     FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

       NOTES RECEIVABLE FROM ROSEWOOD CARE CENTER HOLDING CO.

       It was not practicable to estimate the fair value of the notes receivable from Rosewood Care Center Holding Co. because of the uncertainty of future cash flows to be paid for interest and principal. Information pertinent to estimating the fair values is disclosed in
       Note 3.

       FIRST MORTGAGE REDEEMABLE BONDS

       The fair value of the Company's first mortgage redeemable bonds is estimated based on discounted future cash flows at the current rates at which the Company could borrow funds with similar terms, degree of risk and remaining maturities.

       Estimated fair values of the Company's financial instruments, all of which are held for nontrading purposes, are as follows:

                                                                              1996
                                                             ---------------------------------------
                                                                  CARRYING                    FAIR
                                                                    AMOUNT                   VALUE
                                                             ---------------------------------------
       Notes receivable from Rosewood Care
         Center Holding Co.                                    $ 8,055,448           Not estimated
       Long-term debt                                           29,279,548              26,991,000

       The estimated fair value amounts presented herein have been determined using available market information and appropriate valuation methodologies and are not necessarily indicative of the amounts the Company could realize in a current market exchange.

- --------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
 AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

6.     INCOME TAXES

       Income tax expense (benefit) consists of:

                                                                      1994                    1995                   1996
                                                             --------------------------------------------------------------
       Computed expected tax expense                           $ 1,082,800            $  1,138,700             $  973,700
       State income taxes                                          192,600                 201,000                171,800
       Portion of "expected" tax on
         S Corporation earnings for which tax
         will be paid at the individual level                     (929,400)             (1,003,700)              (839,500)
       --------------------------------------------------------------------------------------------------------------------
       Income taxes                                            $   346,000            $    336,000             $  306,000
       ====================================================================================================================

       Current                                                 $   349,000            $    343,500             $  333,300
       Deferred                                                     (3,000)                 (7,500)               (27,300)
       --------------------------------------------------------------------------------------------------------------------

                                                               $   346,000            $    336,000             $  306,000
       ====================================================================================================================

       FACILITY COMPANIES

       The facility companies provide for deferred taxes on temporary differences between amounts reported for financial statement and income tax purposes of the facility companies, which are taxed under Subchapter C of the Internal Revenue Code of 1986. The estimated tax effect of each temporary difference is as follows:

                                                                      1995                    1996
                                                                ------------------------------------
       Allowance for doubtful accounts                            $ 37,200                $ 82,600
       Book versus tax difference between basis
         of property, plant and equipment                               --                  18,100
       ---------------------------------------------------------------------------------------------

                                                                  $ 37,200                $ 64,500
       =============================================================================================

       REAL ESTATE COMPANIES

       The real estate companies do not provide for deferred taxes on temporary differences between financial statement and income tax depreciation expense on the real estate companies which are taxed under Subchapter S of the Internal Revenue Code of 1986. The shorter recovery periods, as prescribed by tax law, which result in lower taxable income, pass through to the individual shareholder level.

- --------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
 AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

       Income of the real estate companies is taxed at the individual shareholder level and not at the corporate level.

7.     DIVIDENDS

       Dividends declared were as follows:

                                                              1995                                     1996
                                                ----------------------------------        -------------------------------
                                                  PER SHARE            AGGREGATE            PER SHARE         AGGREGATE
                                                -------------------------------------------------------------------------
       FACILITY COMPANIES:
         Rosewood Care Center, Inc. of:
           Swansea                                 $ 173.40         $     86,700             $ 185.80       $    92,900
           Galesburg                                  99.20               49,600                94.20            47,100
           Alton                                     168.00               84,000               227.60           113,800
           Peoria                                     98.20               49,100               122.00            61,000
           Moline                                    137.40               68,700               136.20            68,100
           East Peoria                                69.40               34,700                 8.60             4,300

       REAL ESTATE COMPANIES:
         Swansea Real Estate, Inc.                    16.45              493,600                15.05           451,400
         Galesburg Real Estate, Inc.                  15.51              465,200                13.54           406,100
         Alton Real Estate, Inc.                     822.80              411,400              1037.20           518,600
         Peoria Real Estate, Inc.                    788.20              394,100               795.80           397,900
         East Peoria Real Estate, Inc.               942.60              471,300               474.00           237,000
         Moline Real Estate, Inc.                    421.20              210,600               842.40           421,200
                                                                  ----------------                        ---------------
                                                                    $  2,819,000                            $ 2,819,400
                                                                  ================                        ===============

8.     LITIGATION

       The Companies, from time to time, are involved in litigation in the ordinary course of business including disputes involving management contracts, patient services, employment claims and construction matters. The Companies are also involved in routine administrative and judicial proceedings regarding permits and expenses. The Companies are not a party to any lawsuit or proceeding which, in the opinion of management, is not adequately covered by insurance or which is, individually or in the aggregate, likely to have a material adverse effect on the combined financial position or results of operations of the Companies.

- --------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
 AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

9.     SUMMARIZED COMBINING FINANCIAL INFORMATION

       Summarized condensed combining financial information for the facility companies and the real estate companies is as follows:

       Balance sheet information (Dollars in thousands):

                                                                             REAL
                                                 FACILITY                  ESTATE                                  COMBINED
                                                COMPANIES               COMPANIES           ELIMINATIONS          COMPANIES
                                              -------------------------------------------------------------------------------
       June 30, 1995
         Current assets                           $ 5,555                $    955               $   (597)         $   5,913
         Noncurrent assets                          1,200                  31,513                 (3,042)            29,671
       ----------------------------------------------------------------------------------------------------------------------
         Total assets                             $ 6,755                $ 32,468               $ (3,639)         $  35,584
       ======================================================================================================================

         Current liabilities                      $ 3,038                $  2,285               $   (597)         $   4,726
         Noncurrent liabilities                     3,042                  29,280                 (3,042)            29,280
       ----------------------------------------------------------------------------------------------------------------------
         Total liabilities                          6,080                  31,565                 (3,639)            34,006
         Stockholders' equity                         675                     903                     --              1,578
       ----------------------------------------------------------------------------------------------------------------------
         Total liabilities and
           stockholders' equity                   $ 6,755                $ 32,468               $ (3,639)         $  35,584
       ======================================================================================================================

                                                                             REAL
                                                 FACILITY                  ESTATE                                  COMBINED
                                                COMPANIES               COMPANIES           ELIMINATIONS          COMPANIES
                                              -------------------------------------------------------------------------------
       June 30, 1996
         Current assets                           $ 6,626                $    930               $   (596)         $   6,960
         Noncurrent assets                          1,944                  29,991                 (4,438)            27,497
       ----------------------------------------------------------------------------------------------------------------------

         Total assets                             $ 8,570                $ 30,921               $ (5,034)         $  34,457
       ======================================================================================================================

         Current liabilities                      $ 3,396                $  2,335               $   (596)         $   5,136
         Noncurrent liabilities                     4,439                  27,487                 (4,438)            27,487
       ----------------------------------------------------------------------------------------------------------------------
         Total liabilities                          7,835                  29,822                 (5,034)            32,623
         Stockholders' equity                         735                   1,099                     --              1,834
       ----------------------------------------------------------------------------------------------------------------------
         Total liabilities and
           stockholders' equity                   $ 8,570                $ 30,921               $ (5,034)         $  34,457
       ======================================================================================================================

- --------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
 AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

       Statement of Operations information (Dollars in thousands):

                                                                             REAL
                                                 FACILITY                  ESTATE                                  COMBINED
                                                COMPANIES               COMPANIES           ELIMINATIONS          COMPANIES
                                              -------------------------------------------------------------------------------
       YEAR ENDED JUNE 30, 1994
         Gross revenues                         $  24,504               $   5,186               $ (5,186)        $   24,504
         Costs and expenses                       (23,571)                 (1,333)                 5,186            (19,718)
       ----------------------------------------------------------------------------------------------------------------------
         Income from operations                       933                   3,853                     --              4,786
         Other income (expenses)                     (354)                 (1,568)                    --             (1,922)
       ----------------------------------------------------------------------------------------------------------------------

         Net income                             $     579               $   2,285               $     --         $    2,864
       ======================================================================================================================

       YEAR ENDED JUNE 30, 1995
         Gross revenues                         $  25,839               $   5,342               $ (5,342)        $   25,839
         Costs and expenses                       (25,118)                 (1,267)                 5,342            (21,043)
       ----------------------------------------------------------------------------------------------------------------------
         Income from operations                       721                   4,075                     --              4,796
         Other income (expenses)                     (288)                 (1,495)                    --             (1,783)
       ----------------------------------------------------------------------------------------------------------------------

         Net income                             $     433               $   2,580               $     --         $    3,013
       ======================================================================================================================

       YEAR ENDED JUNE 30, 1996
         Gross revenues                         $  27,753               $   5,302               $ (5,302)        $   27,753
         Costs and expenses                       (26,997)                 (1,310)                 5,302            (23,005)
       ----------------------------------------------------------------------------------------------------------------------
         Income from operations                       756                   3,992                     --              4,748
         Other income (expenses)                     (310)                 (1,363)                    --             (1,673)
       ----------------------------------------------------------------------------------------------------------------------

         Net income                             $     446               $   2,629               $     --         $    3,075
       ======================================================================================================================

- --------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
 AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

       Statement of Cash Flows Information (Dollars in thousands):

                                                                                        REAL
                                                                     FACILITY         ESTATE                      COMBINED
                                                                    COMPANIES      COMPANIES   ELIMINATIONS      COMPANIES
                                                                  ----------------------------------------------------------
       YEAR ENDED JUNE 30, 1994:
       CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                   $   580      $   2,284       $     --      $   2,864
         Adjustments to reconcile net income to net
           cash provided by operating activities:
             Depreciation and amortization                                  6          1,083             --          1,089
             Change in assets and liabilities:
               Increase in accounts receivable -
                 residents                                                (40)            --             --            (40)
               Decrease in accounts receivable -
                 third party payors                                       182             --             --            182
               (Increase) decrease in other
                 receivables and prepaids                                (117)           730           (543)            70
               Increase in accrued management fees                        390             --             --            390
               Increase (decrease) in accounts
                 payable and other accrued
                 expenses                                                (637)           (42)           543           (136)
       ---------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                          364          4,055             --          4,419
       ---------------------------------------------------------------------------------------------------------------------

       CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                               (29)           (40)            --            (69)
         Net (advances) payments on notes with
           Rosewood Care Holding Co.                                    1,967         (9,650)            --         (7,683)
         Decrease in restricted cash                                       --            300             --            300
       ---------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY (USED IN) INVESTING
         ACTIVITIES                                                     1,938         (9,390)            --         (7,452)
       ---------------------------------------------------------------------------------------------------------------------

       CASH FLOW FROM FINANCING ACTIVITIES
         Repayments of notes                                               --        (23,673)            --        (23,673)
         Repayments of notes with officers                                 --           (350)            --           (350)
         Net proceeds from notes with Rosewood Care
           Centers Capital Funding                                         --         32,498             --         32,498
         Payment of loan and bond fees                                     --         (1,494)            --         (1,494)
         Dividends paid                                                  (366)        (1,650)            --         (2,016)
       ---------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY (USED IN) FINANCING
         ACTIVITIES                                                      (366)         5,331             --          4,965
       ---------------------------------------------------------------------------------------------------------------------

       NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                                    1,936             (4)            --          1,932

       CASH AND CASH EQUIVALENTS - BEGINNING OF
         YEAR                                                           1,094              9             --          1,103
       ---------------------------------------------------------------------------------------------------------------------

       CASH AND CASH EQUIVALENTS - END OF YEAR                        $ 3,030      $       5       $     --      $   3,035
       =====================================================================================================================

- --------------------------------------------------------------------------------


ROSEWOOD CARE CENTER FACILITY COMPANIES
 AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

                                                                                        REAL
                                                                     FACILITY         ESTATE                      COMBINED
                                                                    COMPANIES      COMPANIES   ELIMINATIONS      COMPANIES
                                                                  ----------------------------------------------------------
       YEAR ENDED JUNE 30, 1995:
       CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                  $    433       $  2,580       $     --       $  3,013
         Adjustments to reconcile net income to net
           cash provided by (used in) operating
           activities:
             Loss on sale of equipment                                     --              2             --              2
             Depreciation and amortization                                 16          1,020             --          1,036
             Change in assets and liabilities:
               Decrease in accounts receivable -
                 residents                                                135             --             --            135
               Increase in accounts receivable -
                 third party payors                                      (585)            --             --           (585)
               (Increase) decrease in other
                 receivables and prepaids                                 261            276           (597)           (60)
               Increase in accrued management fees                        (30)            --             --            (30)
               Increase (decrease) in accounts
                 payable and other accrued
                 expenses                                                (265)           (16)           597            316
       ---------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY (USED IN) OPERATING
         ACTIVITIES                                                       (35)         3,862             --          3,827
       ---------------------------------------------------------------------------------------------------------------------

       CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                              (127)           (44)            --           (171)
         Net (advances) payments on notes with
           Rosewood Care Holding Co.                                       --             24             --             24
       ---------------------------------------------------------------------------------------------------------------------
       NET CASH USED IN INVESTING ACTIVITIES                             (127)           (20)            --           (147)
       ---------------------------------------------------------------------------------------------------------------------

       CASH FLOW FROM FINANCING ACTIVITIES
         Repayments of notes                                               --         (1,551)            --         (1,551)
         Dividends paid                                                  (356)        (2,286)            --         (2,642)
       ---------------------------------------------------------------------------------------------------------------------
       NET CASH USED IN FINANCING ACTIVITIES                             (356)        (3,837)            --         (4,193)
       ---------------------------------------------------------------------------------------------------------------------

       NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                                     (518)             5             --           (513)

       CASH AND CASH EQUIVALENTS - BEGINNING OF
         YEAR                                                           3,029              6             --          3,035
       ---------------------------------------------------------------------------------------------------------------------

       CASH AND CASH EQUIVALENTS - END OF YEAR                       $  2,511       $     11       $     --       $  2,522
       =====================================================================================================================

- --------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
 AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

                                                                                        REAL
                                                                     FACILITY         ESTATE                      COMBINED
                                                                    COMPANIES      COMPANIES   ELIMINATIONS      COMPANIES
                                                                  ----------------------------------------------------------
       YEAR ENDED JUNE 30, 1996:
       CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                  $    446       $  2,629       $     --        $ 3,075
         Adjustments to reconcile net income to net
           cash provided by (used in) operating
           activities:
             Depreciation and amortization                                 34          1,023             --          1,057
             Change in assets and liabilities:
               Decrease in accounts receivable -
                 residents                                               (552)            --             --           (552)
               Increase in accounts receivable -
                 third party payors                                      (806)            --             --           (806)
               (Increase) decrease in other
                 receivables and prepaids                                  (3)           625           (596)            26
               Increase in accrued management fees                        (73)            --             --            (73)
               Increase (decrease) in accounts
                 payable and other accrued
                 expenses                                                (149)            --            596            447
       ---------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY (USED IN) OPERATING
         ACTIVITIES                                                    (1,103)         4,277             --          3,174
       ---------------------------------------------------------------------------------------------------------------------

       CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property and equipment                               (80)           (79)            --           (159)
         Net (advances) payments on notes with
           Rosewood Care Holding Co.                                    1,396           (120)            --          1,276
       ---------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY (USED IN) INVESTING
         ACTIVITIES                                                     1,316           (199)            --          1,117
       ---------------------------------------------------------------------------------------------------------------------

       CASH FLOW FROM FINANCING ACTIVITIES
         Repayments of notes                                               --         (1,667)            --         (1,667)
         Dividends paid                                                  (498)        (2,411)            --         (2,909)
       ---------------------------------------------------------------------------------------------------------------------
       NET CASH USED IN FINANCING ACTIVITIES                             (498)        (4,078)            --         (4,576)
       ---------------------------------------------------------------------------------------------------------------------

       NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                                     (285)            --             --           (285)

       CASH AND CASH EQUIVALENTS - BEGINNING OF
         YEAR                                                           2,511             11             --          2,522
       ---------------------------------------------------------------------------------------------------------------------

       CASH AND CASH EQUIVALENTS - END OF YEAR                       $  2,226       $     11       $     --        $ 2,237
       =====================================================================================================================

                      INDEPENDENT AUDITORS' REPORT


Board of Directors
Rosewood Care Center Facility
 and Real Estate Companies
St. Louis, Missouri

We have audited, in accordance with generally accepted auditing standards, the combined financial statements of Rosewood Care Center Facility Companies and Real Estate Companies as of June 30, 1995 and 1996 and for each of three years in the period ended June 30, 1994, 1995 and 1996, and have issued our report thereon dated August 30, 1996. The combined financial statement schedules are the responsibility of the Company's management and are presented for the purpose of complying with Securities and Exchange Commission's rules and are not part of the combined financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the combined financial statements and, in our opinion, presents fairly in all material respects the financial data required to be set forth herein in relation to the combined financial statements taken as a whole.

                                         /s/ Rubin, Brown, Gornstein & Co. LLP
                                             RUBIN, BROWN, GORNSTEIN & CO., LLP

St. Louis, Missouri
August 30, 1996

                ROSEWOOD CARE CENTER FACILITIES COMPANIES
                       AND REAL ESTATE COMPANIES
- --------------------------------------------------------------------------------

                                                                   Schedule VIII
                                                                Reg S-X210.12-09

Valuation And Qualifying Accounts
           (Dollars In Thousands)

               A                        B                       C                         D                   E
- ---------------------------------------------------------------------------------------------------------------------
                                                            ADDITIONS
                                                  ------------------------------
                                                                       CHARGED
                                   BALANCE AT      CHARGED TO         TO OTHER                          BALANCE AT
                                    BEGINNING       COSTS AND        ACCOUNTS-      DEDUCTIONS-             END OF
          DESCRIPTION               OF PERIOD        EXPENSES         DESCRIBE         DESCRIBE             PERIOD
- ---------------------------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 1994:

  Allowance for doubtful accounts        $ 61             $41             $ --             $ --               $102
=====================================================================================================================

YEAR ENDED JUNE 30, 1995:

  Allowance for doubtful accounts        $102             $18             $ --             $ --               $120
=====================================================================================================================

YEAR ENDED JUNE 30, 1996:

  Allowance for doubtful accounts        $120             $86             $ --             $ --               $206
=====================================================================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There were no changes in or disagreements with accountants on accounting and financial disclosures during the fiscal year ended June 30, 1996.


                                    PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY.

      The following table lists the directors and executive officers of the REMIC and each of the Companies, their ages and their positions. The director serves for a term of one year. Each executive officer serves at the pleasure of the director.

               Name               Age           Position with the Issuer
               ----               ---           ------------------------
      Larry D. Vander Maten       50            Director and President

      Darrell D. Hoefling         46            Vice President

      Louis Netemeyer             49            Controller, Secretary
                                                and Treasurer

      MR. VANDER MATEN is a founder and principal shareholder (through his trust) of the REMIC and the Companies. Mr. Vander Maten is actively involved in related companies in which Mr. Vander Maten, his trust or his family limited partnership is the principal shareholder. Such businesses have the same management as and operate substantially similar businesses or businesses closely related to that of the Companies. Mr. Vander Maten also serves on the Board of Directors of Charlestown, a life care retirement community in Baltimore, Maryland and Henry Ford Village, a life care retirement community in Dearborn, Michigan.

      MR. HOEFLING is Vice President of the REMIC and has been Vice President of Operations of the Companies and the affiliated Rosewood companies since 1985. He is a shareholder (through his trust or his family limited partnership) of the Companies and all affiliated Rosewood companies.

      MR. NETEMEYER has been Controller, Secretary and Treasurer of the REMIC since its formation and of the Companies since 1985.

ITEM 11. EXECUTIVE COMPENSATION.

      The REMIC has no employees and pays no salaries to its officers. The Companies also do not regularly pay salaries to any officers. However, a bonus was paid to officers during 1996. The regular compensation of the executive officers for services rendered to the Companies is paid by HSM Management, pursuant to the Management Agreements or the Administrative Services Agreements. Currently, HSM Management pays all such compensation in the form of cash. Except for any incentive compensation which may be paid to Messrs. Vander Maten and Hoefling, all such compensation is paid from the base management fee payable to HSM Management pursuant to the Management Agreements.

      THE FOLLOWING TABLE SETS FORTH CERTAIN INFORMATION WITH RESPECT TO THE ANNUAL COMPENSATION PAID OR ACCRUED FOR FISCAL YEAR ENDED JUNE 30, 1996 TO THE CHIEF EXECUTIVE OFFICER OF THE REMIC AND THE COMPANIES AND TO THE ONLY OTHER EXECUTIVE OFFICER WHOSE TOTAL SALARY EXCEEDED $100,000 DURING SUCH FISCAL YEAR.

Name and Principal Position            Salary                  Bonus
- ---------------------------            ------                  -----
Larry D. Vander Maten
   President                        $273,000<F1>            $141,000<F2>

Darrell D. Hoefling
   Vice President                   $147,000<F1>            $ 47,000<F2>

- ----------------------
<F1> Represents amounts paid to Messrs. Vander Maten and Hoefling by HSM
Management. These amounts are allocated by HSM Management based on the number of facilities that HSM Management manages for the Companies and their affiliates and the value rendered to individual facilities.

<F2> Paid by the Companies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth the shares of the REMIC and the Companies beneficially owned by each person who is the beneficial owner of more than 5% of the outstanding shares. All of the shares set forth in the following table are subject to an agreement between the shareholders restricting transfer of the shares. Each person named in the table has sole voting and investment power with respect to all shares shown in the table as being owned by such person. There are no arrangements known to the REMIC or the Companies which may, at a subsequent date, result in change in control of the REMIC or the Companies.

                                                                     Percent
Type of Stock     Name and Address of Owner                          of Ownership
- -------------     -------------------------                          ------------
Common Stock      Larry D. Vander Maten, as Trustee of
                  Larry D. Vander Maten Revocable Trust              75%
                  11701 Borman Drive, Suite 315
                  St. Louis, Missouri  63146

Common Stock      Darrell D. Hoefling, as Trustee of
                  Darrell D. Hoefling Revocable Trust                25%
                  11701 Borman Drive, Suite 315
                  St. Louis, Missouri  63146

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During 1996 and 1995 the Companies loaned excess cash to an affiliate, Rosewood Care Center Holding Co., pursuant to certain promissory notes. Rosewood Care Center Holding Co. is owned 75% by Mr. Vander Maten's family limited partnership and 25% by Mr. Hoefling's family limited partnership.
Mr. Vander Maten and Mr. Hoefling through their respective controlled corporations act as general partner of their respective limited partnerships. Mr. Vander Maten is the president and sole director and Mr. Hoefling is the vice president of Rosewood Care Center Holding Co. The highest amount of such indebtedness by Rosewood Care Center Holding Co. to the Companies during 1996 and 1995 was $10,953,000 and $10,384,000 respectively. At June 30, 1996 and 1995, the amount of such indebtedness of Rosewood Care Center Holding Co. to the Companies was $8,056,448 and $9,332,000 respectively.

      At the closing on the issuance of the REMIC's 7 1/4% First Mortgage Redeemable Bonds due November 1, 2013, $4,369,000 in excess proceeds were loaned to Rosewood Care Center Holding Co. pursuant to notes to each Borrowing Company bearing interest at 7 1/4% per annum and having maturities of October 1996. As of June 30, 1996, when the remaining balance of the notes aggregated $3,554,847, the original notes were cancelled and replaced with notes bearing interest at 7 1/4% per annum and due December 31, 1999.

      In December 1993, Rosewood Care Center Holding Co. obtained a letter of credit which was deposited with the Trustee of the Trust Indenture into the debt service reserve fund for the benefit of holders of the REMIC's 7 1/4% First Mortgage Redeemable Bonds due November 1, 2013. Cash of approximately $3,130,000 which was being held in the debt service reserve fund was then loaned to Rosewood Care Center Holding Co. pursuant to 3 year notes bearing interest at 7 1/4% per annum. Subsequently, the notes aggregating approximately $3,130,000 were cancelled and replaced with revolving credit notes to allow additional amounts of excess cash to be loaned to Rosewood Care Center Holding Co. without the necessity of continuously revising or executing new promissory notes. As of June 30, 1996 outstanding notes were cancelled and replaced with six (6) new revolving credit notes which allow Rosewood Care Center Holding Co. to borrow, pursuant to the revolving credit notes, an aggregate up to $9,100,000 from the borrowing companies. The notes bear interest at 7 1/4% per annum and are due December 31, 1999. The balance outstanding for the revolving credit notes aggregated $4,501,601 as of June 30, 1996. All of the notes from Rosewood Care Center Holding Co. to the Borrowing Companies are pledged to the Trustee under the Trust Indenture as additional collateral security for repayment of the REMIC's 7 1/4% First Mortgage Redeemable Bonds due November 1, 2013.

      The Guarantors incurred expenses for management fees to HSM Management during the year ended June 30, 1996 and 1995 of approximately $2,771,222 and $2,833,174 for services rendered during the 1996 and 1995 fiscal year respectively. HSM Management is a wholly owned subsidiary of Rosewood Care Center Holding Co. Mr. Vander Maten and Mr. Hoefling are the President and Vice President respectively of HSM Management and Mr. Vander Maten is HSM Management's sole director. At June 30, 1996 and 1995, $464,000 and 537,000 respectively of such fees were unpaid. All such accrued fees were paid subsequent to the end of the 1996 and 1995 fiscal years. Pursuant to the management agreements entered into as of October 21, 1993, the bond issue date, it was anticipated that the Guarantors would, from time to time, accrue a portion of the incentive management fees and thus be indebted to the management company until such amounts were paid. Under the loan documents, payment of the management fees is subordinated and any note given to the management company for incentive management fees must be subordinated to payment of the bonds and preclude remedial action against the Companies until the bonds are paid in full. The management agreements entered into continue in full force and effect.

      HSM Management pays the compensation of persons who render management services to the Guarantors. Such compensation is paid from the base management fee payable pursuant to the Management Agreements. In the last fiscal year, HSM Management allocated $273,000 and $147,000 as the compensation paid to Messrs. Vander Maten and Hoefling, respectively, relating to services rendered to the Guarantors. This compensation arrangement is anticipated to continue.

      Each Guarantor pays an annual license fee of $3,000 to Rosewood Care Center Holding Co. under the terms of a license agreement dated June 30, 1996 under which the Companies are authorized to use the name "Rosewood Care Center".

      During the last quarter of 1994, one of the Companies, Galesburg Real Estate, Inc., granted a long term ground lease and easements for nominal consideration to related companies, Galesburg Real Estate II, L.L.C. and HSM Investment, L.L.C., as permitted under the loan documents, for the purpose of facilitating construction of a planned 60 bed expansion at Rosewood Care Center of Galesburg. If expansion proceeds as originally planned, the easement rights will be assigned to Galesburg Real Estate, L.L.C. when it acquires the property adjoining the Galesburg facility from HSM Investment, L.L.C. Galesburg Real Estate II, L.L.C. and HSM Investment, L.L.C. are owned 75% by Mr. Vander Maten's family limited partnership and 25% by Mr. Hoefling's family limited partnership. Mr. Vander Maten is the Manager of both Galesburg Real Estate II, L.L.C. and HSM Investment, L.L.C. The expansion building will be connected to the existing Galesburg facility by a corridor. The expansion building will be constructed and owned by the affiliate Galesburg Real Estate II, L.L.C. but operated by Rosewood Care Center, Inc. of Galesburg and managed by HSM Management. The expansion building may share some special use areas and equipment with the Galesburg facility. However, the Galesburg facility will continue to be able to function as a separate facility. Therefore, if it should become necessary or desirable to sever the expansion building from the Galesburg facility or cease operation of the expansion building, there should be no material adverse effect on the existing Galesburg facility's ability to operate as a complete, separate physical structure. Although any rents or proceeds from the ground lease and easements are encumbered, the ground leases and easements are not encumbered by the mortgage held by the REMIC on the Galesburg facility. The bifurcated ownership structure is required by the loan documents and is intended to shelter bondholders from risks associated with construction. The Galesburg facility expansion is currently under review by the Illinois Health Facilities Planning Board and, if the expansion does proceed, it may not occur in the manner described above.

      Plans for the expansion of the Alton facility on terms substantially similar to those described above for the Galesburg facility are nearing completion. As of June 30, 1996 construction of the Alton expansion was contemplated to begin in the next fiscal quarter. Similar expansion is a possibility at any or all of the remaining facilities.

      The Guarantors are all subsidiaries of and file a consolidated tax return with Rosewood Care Center Holding Co. As of June 30, 1996 and 1995, the Companies owed $88,263 and $170,120 respectively as their share of the current year income taxes to the Rosewood Care Center Holding Co. All such accrued amounts were paid subsequent to the end of the 1996 and 1995 fiscal years.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

      (a) 1 AND 2  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

      The financial statements and the financial statement schedule listed in
Item 8 in the index to Combined Financial Statements and Supplementary Data are filed as part of this annual report on Form 10-K.

      (a) 3  EXHIBITS

      The Exhibits listed in the accompanying index to exhibits are incorporated by reference herein and filed as part of this annual report on Form 10-K.

      (b) REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the fourth quarter.

      (c) EXHIBITS

      See the accompanying index to exhibits referenced in Item 14(a)(3) above for a list of exhibits incorporated herein by reference or filed as part of this annual report on Form 10-K.

      (d) FINANCIAL STATEMENT SCHEDULE

      See the accompanying index to Combined Financial Statements and Supplementary Data referenced in Item 14(a)1 and 2 above.

                    SUPPLEMENTAL INFORMATION TO BE FURNISHED
            WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT
              BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                       PURSUANT TO SECTION 12 OF THE ACT

      The Registrant has only debt registered under the Securities Act of 1933. No annual report has been or will be sent to security (bond) holders. If any security holder requests information, a copy of this annual report on Form 10-K will be sent to such security holder.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROSEWOOD CARE CENTERS CAPITAL
                              FUNDING CORPORATION, Registrant



Dated: September 26, 1996     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and
                              Principal Financial and Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROSEWOOD CARE CENTER, INC. OF
                              SWANSEA, Registrant


Dated: September 26, 1996     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROSEWOOD CARE CENTER, INC. OF
                              GALESBURG, Registrant



Dated: September 26, 1996     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROSEWOOD CARE CENTER, INC. OF
                              PEORIA, Registrant



Dated: September 26, 1996     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROSEWOOD CARE CENTER, INC. OF
                              EAST PEORIA, Registrant



Dated: September 26, 1996     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROSEWOOD CARE CENTER, INC. OF
                              ALTON, Registrant



Dated: September 26, 1996     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROSEWOOD CARE CENTER, INC. OF
                              MOLINE, Registrant



Dated: September 26, 1996     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SWANSEA REAL ESTATE, INC., Registrant




Dated: September 26, 1996     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal and Executive Officer and Principal
                              Financial and Accounting Officer

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GALESBURG REAL ESTATE, INC., Registrant




Dated: September 26, 1996     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PEORIA REAL ESTATE, INC., Registrant




Dated: September 26, 1996     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              EAST PEORIA REAL ESTATE, INC., Registrant




Dated: September 26, 1996     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ALTON REAL ESTATE, INC., Registrant



Dated: September 26, 1996     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MOLINE REAL ESTATE, INC., Registrant




Dated: September 26, 1996     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

               ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION
                               EXHIBIT INDEX


These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K

Exhibit
Number                                 Description
- -------                                -----------
3.1      Reference is made to the Amended and Restated Articles of Incorporation of Rosewood
         Care Centers Capital Funding Corporation filed on September 28, 1994 as Exhibit 3.1 of the Form 10-K of Registrants.

3.2      Reference is made to the Amended and Restated Articles of Incorporation of Rosewood
         Care Center, Inc. of Swansea filed on September 28, 1994 as Exhibit 3.2 of the Form
         10-K of Registrants.

3.3      Reference is made to the Amended and Restated Articles of Incorporation of Rosewood
         Care Center, Inc. of Galesburg filed on September 28, 1994 as Exhibit 3.3 of the Form
         10-K of Registrants.

3.4      Reference is made to the Amended and Restated Articles of Incorporation of Rosewood
         Care Center, Inc. of East Peoria filed on September 28, 1994 as Exhibit 3.4 of the
         Form 10-K of Registrants.

3.5      Reference is made to the Amended and Restated Articles of Incorporation of Rosewood
         Care Center, Inc. of Peoria filed on September 28, 1994 as Exhibit 3.5 of the Form
         10-K of Registrants.

3.6      Reference is made to the Amended and Restated Articles of Incorporation of Rosewood
         Care Center, Inc. of Alton filed on September 28, 1994 as Exhibit 3.6 of the Form 10-K of Registrants.

3.7      Reference is made to the Amended and Restated Articles of Incorporation of Rosewood
         Care Center, Inc. of Moline filed on September 28, 1994 as Exhibit 3.7 of the Form
         10-K of Registrants.

3.8      Reference is made to the Amended and Restated Articles of Incorporation of Swansea
         Real Estate, Inc. filed on September 28, 1994 as Exhibit 3.8 of the Form 10-K of
         Registrants.

3.9      Reference is made to the Amended and Restated Articles of Incorporation of
         Galesburg Real Estate, Inc. filed on September 28, 1994 as Exhibit 3.9 of the Form 10-K of Registrants.



3.10     Reference is made to the Amended and Restated Articles of Incorporation of East
         Peoria Real Estate, Inc. filed on September 28, 1994 as Exhibit 3.10 of the Form
         10-K of Registrants.

3.11     Reference is made to the Amended and Restated Articles of Incorporation of Peoria
         Real Estate, Inc. filed on September 28, 1994 as Exhibit 3.11 of the Form 10-K of
         Registrants.

3.12     Reference is made to the Amended and Restated Articles of Incorporation of Alton
         Real Estate, Inc. filed on September 28, 1994 as Exhibit 3.12 of the Form 10-K of
         Registrants.

3.13     Reference is made to the Amended and Restated Articles of Incorporation of Moline
         Real Estate, Inc. filed on September 28, 1994 as Exhibit 3.13 of the Form 10-K of
         Registrants.

3.14     Reference is made to the Bylaws of Rosewood Care Centers Capital Funding
         Corporation filed on July 13, 1993 as Exhibit 3.14 of the Registration
         Statement of Registrants (No. 33-65948) declared effective October 14, 1993.

3.15     Reference is made to the Bylaws of Rosewood Care Center, Inc. of Swansea filed on
         July 13, 1993 as Exhibit 3.15 of the Registration Statement of Registrants (No.
         33-65948) declared effective October 14, 1993.

3.16     Reference is made to the Bylaws of Rosewood Care Center, Inc. of Galesburg filed on July 13, 1993 as Exhibit 3.16 of the Registration Statement of Registrants
         (No. 33-65948) declared effective October 14, 1993.

3.17     Reference is made to the Bylaws of Rosewood Care Center, Inc. of East Peoria filed on July 13, 1993 as Exhibit 3.17 of the Registration Statement of Registrants
         (No. 33-65948) declared effective October 14, 1993.

3.18     Reference is made to the Bylaws of Rosewood Care Center, Inc. of Peoria filed on
         July 13, 1993 as Exhibit 3.18 of the Registration Statement of Registrants (No.
         33-65948) declared effective October 14, 1993.

3.19     Reference is made to the Bylaws of Rosewood Care Center, Inc. of Alton filed on
         July 13, 1993 as Exhibit 3.19 of the Registration Statement of Registrants (No.
         33-65948) declared effective October 14, 1993.

3.20     Reference is made to the Bylaws of Rosewood Care Center, Inc. of Moline filed on
         July 13, 1993 as Exhibit 3.20 of the Registration Statement of Registrants (No.
         33-65948) declared effective October 14, 1993.

3.21     Reference is made to the Bylaws of Swansea Real Estate, Inc. filed on July 13, 1993 as Exhibit 3.21 of the Registration Statement of Registrants (No. 33-65948) declared effective October 14, 1993.



3.22     Reference is made to the Bylaws of Galesburg Real Estate, Inc. filed on July 13,
         1993 as Exhibit 3.22 of the Registration Statement of Registrants (No. 33-65948)
         declared effective October 14, 1993.

3.23     Reference is made to the Bylaws of East Peoria Real Estate, Inc. filed on July 13,
         1993 as Exhibit 3.23 of the Registration Statement of Registrants (No. 33-65948)
         declared effective October 14, 1993.

3.24     Reference is made to the Bylaws of Peoria Real Estate, Inc. filed on July 13, 1993 as Exhibit 3.24 of the Registration Statement of Registrants (No. 33-65948) declared effective October 14, 1993.

3.25     Reference is made to the Bylaws of Alton Real Estate, Inc. filed on July 13, 1993 as Exhibit 3.25 of the Registration Statement of Registrants (No. 33-65948)
         declared effective October 14, 1993.

3.26     Reference is made to the Bylaws of Moline Real Estate, Inc. filed on July 13, 1993 as Exhibit 3.26 of the Registration Statement of Registrants (No. 33-65948) declared effective October 14, 1993.

4.1      Reference is made to Article III of the Articles of Incorporation of Rosewood Care
         Centers Capital Funding Corporation filed on July 13, 1993 as Exhibit 3.1 (and referenced in Exhibit 4.1) of the Registration Statement of Registrants (No.
         33-65948) declared effective October 14, 1993.

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

10.7     Reference is made to the Acknowledgment and Consent between Rosewood Care Centers
         Capital Funding Corporation and Hovan Enterprises, Inc. filed on November 29, 1993 as Exhibit 10.7 of the Form 10-Q of Registrants

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

27       Financial Data Schedule

99.1     Reference is made to the Amended and Restated License Agreement filed on September
         28, 1994 as Exhibit 99.1 of the Form 10-K of the Registrants.

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

         Exhibit 99.13 of the Registration Statement of Registrants (No. 33-65948) declared effective October 14, 1993.

99.14    Reference is made to the Lease Agreement filed on September 28, 1994 as Exhibit
         99.14 of the Form 10-K of the Registrants.

99.15    Reference is made to the Revised and Restated Grant and Declaration of Easements
         filed on September 28, 1994 as Exhibit 99.15 of the Form 10-K of the Registrants.

99.16    Reference is made to the Managed Care Agreement between Rosewood Care Center, Inc.
         of Moline, Heritage National Health Plan, Inc., John Deere Family Health Plan and Deere
         and Company filed on May 15, 1995 as Exhibit 99.16 of the Form 10-Q of the
         Registrants.

99.17    Skilled Nursing Facility Agreement between Health Care Service Corporation and
         Rosewood Care Center, et.al.