Form 10-Q
period 1996-09-30
ROSEWOOD CARE CENTERS CAPITAL FUNDING CORP; ROSEWOOD CARE CENTER INC OF SWANSEA; ROSEWOOD CARE CENTER INC OF GALESBURG; ROSEWOOD CARE CENTER INC OF EAST PEORIA; ROSEWOOD CARE CENTER INC OF PEORIA; ROSEWOOD CARE CENTER INC OF ALTON; ROSEWOOD CARE CENTER INC OF MOLINE; SWANSEA REAL ESTATE INC; GALESBURG REAL ESTATE INC; EAST PEORIA REAL ESTATE INC
filed 1996-11-13
CIK 909110, 909113, 909114, 909115, 909116, 909117, 909118, 909120, 909121, 909122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       OR
  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES  EXCHANGE ACT OF 1934

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

      CERTAIN INFORMATION CALLED FOR ON ITEM 6 OF PART II OF THIS FORM 10-Q IS INCORPORATED BY REFERENCE TO REGISTRANTS' REGISTRATION STATEMENT (NO. 33-65948) DATED JULY 13, 1993 WHICH WAS DECLARED EFFECTIVE OCTOBER 14, 1993, REGISTRANTS' FORM 10-Q FILED NOVEMBER 29, 1993, REGISTRANTS' FORM 10-Q FILED FEBRUARY 11, 1994, REGISTRANTS' FORM 10-K FILED SEPTEMBER 28, 1994, REGISTRANTS' FORM 10-Q FILED FEBRUARY 14, 1995, REGISTRANTS' FORM 10-Q FILED MAY 15, 1995, REGISTRANTS' FORM 10-Q FILED FEBRUARY 13, 1996, REGISTRANTS' FORM 10-Q FILED MAY 14, 1996 AND REGISTRANTS' FORM 10-K FILED SEPTEMBER 26, 1996.

      Index to Exhibits is on Page 31.

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

             ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                   INDEX
PART I  FINANCIAL INFORMATION                                          Page
-----------------------------                                          ----
Item 1.     Financial Statements                                         4
            Rosewood Care Centers Capital Funding Corporation:
              Balance Sheet                                              4
              Statement of Operations                                    5
              Statement of Cash Flows                                    6
              Notes to Financial Statement                               7

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
            Peoria Real Estate, Inc.
            Alton Real Estate, Inc.
            Moline Real Estate, Inc.
              Combined Balance Sheet                                     8
              Combined Statement of Operations                          10
              Combined Statement of Cash Flows                          11
              Notes to Combined Financial Statements                    12

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         14


PART II  OTHER INFORMATION
--------------------------

Item 1.     Legal Proceedings                                           17
Item 2.     Changes in Securities                                       17
Item 3.     Defaults Upon Senior Securities                             17
Item 4.     Submission of Matters to a Vote of Security Holders         17
Item 5.     Other Information                                           17
Item 6.     Exhibits and Reports on Form 8-K                            17



SIGNATURES                                                              18
----------

INDEX TO EXHIBITS                                                       31
-----------------


PART I  FINANCIAL INFORMATION
        ---------------------

ITEM 1.           FINANCIAL STATEMENTS

                       ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                         BALANCE SHEET

                                     (DOLLARS IN THOUSANDS)

                                          (UNAUDITED)

                                                                June 30,                Sept. 30,
                                 ASSETS                           1996                    1996
                                 ------                         --------                ---------
Cash                                                            $    262                $    262
Mortgage notes receivable, Rosewood Companies                     29,280                  29,026
                                                                --------                --------
                                                                $ 29,542                $ 29,288
                                                                ========                ========



                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

First mortgage redeemable bonds                                 $ 29,363                $ 29,111
Accrued interest                                                     178                     176

Stockholders' equity:
   Common stock, $1 par value
   Authorized - 30,000 shares
   Issued and outstanding - 500 shares,
      at issue price                                                   1                       1

   Retained earnings                                                  -                       -
                                                                --------                --------
                                                                $ 29,542                $ 29,288
                                                                ========                ========



            The accompanying notes are an integral part of this financial statement.


                        ROSEWOOD CARE CENTER CAPITAL FUNDING CORPORATION

                                    STATEMENT OF OPERATIONS

                                     (DOLLARS IN THOUSANDS)

                                          (UNAUDITED)

                                                                         Three Months
                                                                             Ended
                                                                         September 30,
                                                              ----------------------------------
                                                                1995                      1996
                                                              --------                  --------
Interest Income                                               $    560                  $    529

Interest expense                                              $    560                  $    529
                                                              --------                  --------

Net Income                                                    $      0                  $      0
                                                              ========                  ========






            The accompanying notes are an integral part of this financial statement.


                        ROSEWOOD CARE CENTER CAPITAL FUNDING CORPORATION

                                    STATEMENT OF CASH FLOWS

                                     (DOLLARS IN THOUSANDS)

                                          (UNAUDITED)
                                                                         Three Months
                                                                             Ended
                                                                         September 30,
                                                                  ----------------------------
                                                                  1995                    1996
                                                                  ----                    ----
Cash flow from operating activities:
     Net income                                                 $      0                $      0
     Increase (decrease) in accrued interest                          (2)                     (2)
                                                                --------                --------
Net cash provided by operating activities                             (2)                     (2)
                                                                --------                --------

Cash flow from investing activities:
     Collections on notes receivable                                 223                     254
                                                                --------                --------
Net cash used by investing activities                                223                     254
                                                                --------                --------

Cash flow from financing operations:
     Reduction of redeemable bonds                                  (221)                   (252)
                                                                --------                --------
Net cash provided by financing                                      (221)                   (252)
                                                                --------                --------

Net increase (decrease) in cash                                        0                       0
Cash, beginning                                                      262                     262
                                                                --------                --------
Cash, ending                                                         262                     262
                                                                ========                ========

Cash paid for interest                                          $    560                 $   529
                                                                ========                 =======






            The accompanying notes are an integral part of this financial statement.


          ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                   NOTES TO FINANCIAL STATEMENTS


1.   Interim Financial Statements
     ----------------------------

     In the opinion of the Company, these unaudited financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 1996 and September 30, 1996 and the results of its operations and its cash flows for the three month period ended September 30, 1995 and 1996. Such adjustments were of a normal recurring nature.

     The results of operations for the three months ended September 30, 1995 and 1996 are not necessarily indicative of the results for the full year.

     It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Form 10K Annual Report (No. 33-65948), which has previously been filed with the Commission.

2.   Issuance of Bonds
     -----------------

     On October 21, 1993, the Company issued $33,000,000 of its 7-1/4% First Mortgage Redeemable Bonds due November 1, 2013.

     Of the ending cash balance, $ 260,000 represents the note receivable payment on the 25th of the month which is held in the Bond Payment Fund - Principal and Interest accounts until it is disbursed to the Bond Holders on the 1st of the following month.

                                      ROSEWOOD CARE CENTER
                          FACILITY COMPANIES AND REAL ESTATE COMPANIES

                                    COMBINED BALANCE SHEETS

                                     (DOLLARS IN THOUSANDS)

                                          (UNAUDITED)
                                                               June 30,                Sept. 30,
                                          ASSETS                 1996                    1996
                                          ------               --------                ---------
Current assets:
     Cash                                                      $  2,237                $  1,091
     Accounts receivable - residents, net of allowance
      for doubtful accounts of $206 and $206,
      respectively                                                1,257                   1,684
     Accounts receivable - third party payor                      3,001                   3,511
     Interest receivable                                            326                     166
     Prepaid insurance and other prepaids                            74                      81
     Deferred income tax benefits                                    65                      65
                                                               --------                --------
         Total current assets                                     6,960                   6,598
                                                               --------                --------

Property, plant and equipment:
     Land                                                           943                     943
     Site improvements                                            2,101                   2,101
     Building                                                    17,830                  17,830
     Equipment                                                    3,636                   3,646
     Leasehold improvements                                         272                     290
                                                               --------                --------
                                                                 24,782                  24,810
     Less accumulated depreciation                                6,435                   6,669
                                                               --------                --------
                                                                 18,347                  18,141
                                                               --------                --------

Other assets:
     Notes receivable from Rosewood Care Center
        Holding Company                                           8,056                   8,440
Amortizable Costs, Net                                            1,094                   1,062
                                                               --------                --------
                                                                  9,150                   9,502
                                                               --------                --------
                                                               $ 34,457                $ 34,241
                                                               ========                ========




           The accompanying notes are an integral part of these financial statements.


                                      ROSEWOOD CARE CENTER
                          FACILITY COMPANIES AND REAL ESTATE COMPANIES

                                    COMBINED BALANCE SHEETS

                                     (DOLLARS IN THOUSANDS)

                                          (UNAUDITED)


                                                                June 30,       Sept. 30,
     LIABILITIES AND STOCKHOLDERS' EQUITY                         1996           1996
     ------------------------------------                       --------       ---------
Current liabilities:
     Current portion of long-term debt                          $  1,792       $  1,825
     Accounts payable - trade                                      1,136            729
     Accrued expenses:
        Salaries and payroll taxes                                   438            635
        Vacation and employee fringes                                124            106
        Real estate taxes                                            480            366
        Management fees - affiliate                                  464            526
        Income taxes                                                  88            118
     Dividends payable                                               614            840
                                                                --------       --------
            Total current liabilities                              5,136          5,145
                                                                --------       --------

Long-term debt:
     Notes payable - Rosewood Care Center
        Capital Funding Corporation                               29,279         29,026
                                                                --------       --------
                                                                  29,279         29,026
     Less current maturities                                       1,792          1,825
                                                                --------       --------
                                                                  27,487         27,201
                                                                --------       --------

Stockholders' equity:
     Common stock                                                     65             65
     Paid-in capital                                                 481            481
     Retained earnings                                             1,288          1,349
                                                                --------       --------
                                                                   1,834          1,895
                                                                --------       --------
                                                                $ 34,457       $ 34,241
                                                                ========       ========








           The accompanying notes are an integral part of these financial statements.


                                      ROSEWOOD CARE CENTER
                          FACILITY COMPANIES AND REAL ESTATE COMPANIES

                    COMBINED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                     (DOLLARS IN THOUSANDS)
                                          (UNAUDITED)

                                                                          Three Month
                                                                             Ended
                                                                         September 30,
                                                                -------------------------------
                                                                 1995                    1996
                                                                -------                 -------
Patient service revenue:
     Private                                                    $ 4,186                 $ 4,561
     Medicare                                                     2,348                   2,477
     Medicaid                                                       362                     328
     Other patient revenues, net of expenses                         20                      15
                                                                -------                 -------
                                                                  6,916                   7,381
                                                                -------                 -------
Operating expenses:
     Facility expenses:
       Administrative expense                                       193                     211
       Employee fringe benefits                                     453                     454
       Dietary                                                      444                     464
       Nursing                                                    1,596                   1,728
       Ancillary Services                                         1,022                   1,251
       Plant utilities and maintenance                              288                     319
       Housekeeping and laundry                                     200                     228
       Social Services and activities                               132                     153
                                                                -------                 -------
                                                                  4,328                   4,808
                                                                -------                 -------
         Income after facility expenses                           2,588                   2,573
                                                                -------                 -------

  Nonfacility expenses:
     Real estate taxes and insurance                                136                     145
     Base management fees                                           198                     198
     Illinois Medicaid assessments                                   99                      99
     Depreciation and amortization                                  262                     266
                                                                -------                 -------
                                                                    695                     708
                                                                -------                 -------
         Income before incentives                                 1,893                   1,865

  Incentive management fees                                        (548)                   (526)
  Officers' bonuses                                                  -                       -
                                                                -------                 -------
         Income from operations                                   1,345                   1,339
                                                                -------                 -------

Other income (expense):
     Interest income                                                220                     188
     Interest expense                                              (560)                   (529)
                                                                -------                 -------
                                                                   (340)                   (341)
                                                                -------                 -------
Income before income taxes                                        1,005                     998
Income tax expense                                                 (102)                    (97)
                                                                -------                 -------
Net income                                                          903                     901
Retained earnings, beginning                                      1,032                   1,288
Dividends declared                                                 (682)                   (840)
                                                                -------                 -------
Retained earnings, ending                                       $ 1,253                 $ 1,349
                                                                =======                 =======



           The accompanying notes are an integral part of these financial statements.


                                      ROSEWOOD CARE CENTER
                          FACILITY COMPANIES AND REAL ESTATE COMPANIES

                               COMBINED STATEMENTS OF CASH FLOWS

                                     (DOLLARS IN THOUSANDS)

                                          (UNAUDITED)
                                                                         Three Months
                                                                            Ended
                                                                         September 30,
                                                                -------------------------------
Cash flow from operating activities:                             1995                    1996
                                                                -------                 -------
     Net income                                                 $   903                 $   901
     Adjustments:
      Depreciation                                                  229                     233
      Amortization                                                   33                      32
      Decrease (increase) in:
      Accounts receivable - residents                              (177)                   (428)
      Accounts receivable - third party payors                      520                    (510)
        Other receivables and prepaids                              127                     154
      Increase (decrease) in:
        Accounts payable - trade                                     21                    (407)
        Accrued salaries, taxes and fringes                         150                     180
        Accrued real estate taxes                                  (215)                   (114)
        Accrued management fees                                      11                      62
        Other payables and accruals                                 (47)                     30
                                                                -------                 -------
     Net cash provided by operating activities                    1,555                     133
                                                                -------                 -------
Cash flow from investing activities:
        Purchase of property and equipment                          (13)                    (27)
        Loans and deposits with affiliate                          (641)                   (385)
                                                                -------                 -------
     Net cash (used) by investing activities                       (654)                   (412)
                                                                -------                 -------
Cash flow from financing activities:
        Reduction of long-term debt                                (223)                   (253)
        Dividends paid                                             (703)                   (614)
                                                                -------                 -------
     Net cash (used) by financing activities                       (926)                   (867)
                                                                -------                 -------
Net increase (decrease) in cash                                     (25)                 (1,146)
Cash, beginning                                                   2,522                   2,237
                                                                -------                 -------
Cash, ending                                                    $ 2,497                 $ 1,091
                                                                =======                 =======
Cash paid for:
     Interest                                                   $   560                 $   529
                                                                =======                 =======
     Income taxes                                               $   170                 $    88
                                                                =======                 =======





           The accompanying notes are an integral part of these financial statements.


                              ROSEWOOD CARE CENTER
                  FACILITY COMPANIES AND REAL ESTATE COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.   Interim Financial Statements
     ----------------------------

     In the opinion of the Companies, these unaudited combined financial statements include all adjustments necessary for a fair presentation of their financial position as of June 30, 1996 and September 30, 1996 and the results of their operations and their cash flows for the three month periods ended September 30, 1995 and 1996. Such adjustments were of a normal recurring nature.

     The results of operations for the three month periods ended September 30, 1995 and 1996 are not necessarily indicative of the results for the full years.

     It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Form 10K Annual Report (No. 33-65948), which has previously been filed with the Commission.

2.   Litigation
     ----------

     The Companies, from time to time, are involved in litigation in the ordinary course of business including disputes involving management contracts, patient services, employment services, employment claims and construction matters. The Companies are also involved in routine administrative and judicial proceedings regarding permits and expenses. The Companies are not a party to any lawsuit or proceeding which, in the opinion of management, is individually or in the aggregate, likely to have a material adverse effect on the combined financial position or results of operations of the Companies.

3.   Refinancing of Long-Term Debt
     -----------------------------

     On October 21, 1993, the Companies refinanced their long-term debt with Rosewood Care Centers Capital Funding Corporation, which issued $33,000,000 of its 7-1/4% First Mortgage Redeemable Bonds due November 1, 2013.

     Remaining loan proceeds were loaned to Rosewood Care Center Holding Company under unsecured promissory notes bearing interest at 7-1/4% per annum and having maturities from October to December 1999.

                              ROSEWOOD CARE CENTER
                  FACILITY COMPANIES AND REAL ESTATE COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS


3.   Refinancing of Long-Term Debt (Continued)
     -----------------------------------------

     Loan costs of $609,000 and underwriter's discount of $841,500 are being amortized over the term of the long-term debt, on the interest method.

4.   Dividends
     ---------

     Dividends in the amount of $ 840.00 were declared during the three months ended September 30, 1996.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

              THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH
                     THREE MONTHS ENDED SEPTEMBER 30, 1995


ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

     The Corporation is a pass through entity. Interest income and expenses offset, resulting in no income or loss.

THE COMBINED FACILITY COMPANIES AND REAL ESTATE COMPANIES

     Overview
     --------

     The Companies have continued their marketing emphasis on short-term convalescent care while continuing to provide long-term care. The number of short-term care patients and demand for ancillary rehabilitative and therapy services has continued to increase. Revenues and expenses associated with rehabilitative and therapy services have continued to increase through September 30, 1996.

     The Medicare program and various forms of private payment are principal payors for short-term nursing home care and rehabilitative services. All six of the facilities participate in the federally administered Medicare program. All six of the facilities also participate in the Medicaid program for a distinct number of beds in each facility.

     Operating Results
     -----------------

     Net revenues have increased to $7,381,000 for the three months ended September 30, 1996 from $6,916,000 for the three months ended September 30, 1995, an increase of $465,000 or 6.7%. Private revenues have increased $375,000 from $4,186,000 for the three months ended September 30, 1995 to $4,561,000 for the three months ended September 30, 1996. Revenue generated from ancillary services increased $58,000 while revenue from room charges increased $317,000 when compared to the same period last year. The average room rates for the current period aggregated $107 per patient day compared to $98 per patient day for the same period last year. Private census has increased from 41,559 patient days for 1995 to 42,484 patient days for the current period ended September 30, 1996.

     Net revenues for Medicare has increased from $2,348,000 for the three months ended September 30, 1995 to $2,477,000 for the three months ended September 30, 1996 an increase of $129,000 or 5.5%. The Medicare census has increased to 10,333 from 10,103 compared to the same period last year. The Medicare reimbursement rate has increased approximately $8 per day which is the result of an increase in ancillary services provided to Medicare qualified residents.

     Medicaid revenue has decreased from $362,000 to $328,000 when compared to the same period last year. The decrease is the result of a decrease in census from 5,698 patient days for the three months ended September 30, 1995 to 5,070 patient days for the three months ended September 30, 1996.

     The occupancy of the facilities continues to remain strong with a 91.0% occupancy rate for the current three month period compared to 89.5% for the same period last year.

     Facility operating expenses increased to $4,808,000 (or $83.06 per patient day) for the current three month period ended September 30, 1996, from $4,328,000 (or $75.45 per patient day) for the three months ended September 30, 1995.

     Administrative expenses have increased $18,000 when compared to the same period last year. The majority of the increase can be accounted for by the increase in new employee training cost and the increase in the cost of continuing education of employees reimbursed by the company for eligible employees.

     The cost of employee fringe benefits is basically unchanged when compared to the same period last year.

     Dietary expenses have increased approximately $20,000 when compared to the same period last year. Wages have increased approximately $14,000 while the balance of the increase can be accounted for by the increase in raw food costs.

     Nursing costs have increased from $1,596,000 for the three months ended September 30, 1995 to $1,728,000 for the three months ended September 30, 1996, an increase of $132,000 or 8.3%. Labor costs have increased $108,000 when compared to the same period last year with the balance of the increase accounted for by the increase in the cost of medical supplies.

     Ancillary services costs have increased from $1,022,000 for the three months ended September 30, 1995 to $1,251,000 for the three months ended September 30, 1996 an increase of $229,000 or 22.9%.

     Plant utilities and maintenance have increased $31,000 from $288,000 for the three months ended September 30, 1995 to $319,000 for the three month period ended September 30, 1996. The majority of the increase can be accounted for by an increase of $8,000 in the cost of utilities with the balance accounted for by repairs to the heat pump system and water heaters at three of the facilities.

     Housekeeping and laundry have increased $28,000 when compared to the same three month period last year. Labor costs have increased $12,000 while the balance of the increase can be accounted for by the increase in the cost of supplies for both departments.

     Social Services and Activities have increased $21,000 when compared to the same period last year. The increase can be accounted for by the increase in staffing for the departments.

     Interest income has decreased $32,000 when compared to the same period last year as a result of the decrease in the notes receivable outstanding during the three month period from the affiliated company, Rosewood Care Center Holding Co.

     Interest expense decreased $31,000 when compared to the same period last year. The decrease is the result of the decrease in the long term debt of the facility from $29,279,000 to $29,026,000 as of September 30, 1996.

     The Facility Companies file a consolidated income tax return with their parent company, Rosewood Care Center Holding Co. The income of the Real Estate Companies is taxed at the individual shareholder level, as each real estate company is an S corporation. The amount reflected as income taxes is the facility companies' portion of federal and state taxes calculated for the three months ended September 30, 1996 and 1995 on an annualized basis.

     Liquidity and Capital Resources
     -------------------------------

     As of September 30, 1996, the Companies had approximately $1,091,000 in cash and cash equivalents and net working capital of approximately $1,453,000. There was a net decrease in cash of $1,146,000 since June 30, 1996. For the three months ended September 30, 1996, net cash provided by operations was $133,000. Net cash used in investing activities was $412,000, of which $385,000 was loaned to Rosewood Care Center Holding Co. and $27,000 was used by the Companies for the purchase of personal property and equipment. Net cash used in financing activities aggregated $867,000, of which $253,000 was used to retire debt and $614,000 was used for the payment of dividends. The Companies believe they have adequate capital for operations and replacements for the coming year and the foreseeable future.

     Accounts receivable from private paying patients increased to $1,684,000 as of September 30, 1996 compared to $1,257,000 as of June 30, 1996. These accounts receivable increased significantly due to delayed billing and collection procedures at three (3) of the facilities. Accounts receivable from the third party payors increased to $3,511,000 as of September 30, 1996 compared to $3,001,000 as of June 30, 1996. $2,086,000 of this amount is due from Medicare for unsettled cost reports through September 30, 1996 which are subject to audit. $435,000 of this amount was received subsequent to September 30, 1996 as an interim settlement until the audits are completed by the intermediary. With the Medicare program facing intense scrutiny and significant cutbacks, the companies have experienced closer review of the Medicare cost reports and delays with regard to payment of claims. An additional effect of Medicare's delay has been the delay of co-payment amounts received from private payors. Management does not anticipate any cash flow shortages during the next year, despite the increase in the amounts due from Medicare, unless Medicare administration and payment terms significantly further deteriorate.

PART II  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS.

     There were no material developments with respect to legal proceedings during the quarter ended September 30, 1996.

ITEM 2.  CHANGES IN SECURITIES.

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     During the period ending September 30, 1996, ground was broken for the construction of the 60 bed expansion wing at Rosewood Care Center of Alton. There are certain restrictions on the construction of the expansion which are contained in the Loan Agreement and the Trust Indenture. In accordance with those restrictions, the construction is being executed by Alton Real Estate II, L.L.C., a separate entity from Alton Real Estate, Inc. which owns the existing nursing home. At September 30, 1996, the grading and foundation work were substantially completed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)       See Index to Exhibits on Page 31.

     (b)       Reports on Form 8-K.

               None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ROSEWOOD CARE CENTERS CAPITAL
                                  FUNDING CORPORATION, Registrant




Dated: November 13, 1996          By: /s/ Larry D. Vander Maten
                                      ------------------------------------------
                                      Larry D. Vander Maten
                                      President and Director
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ROSEWOOD CARE CENTER, INC. OF
                                  SWANSEA, Registrant


Dated: November 13, 1996          By: /s/ Larry D. Vander Maten
                                      ------------------------------------------
                                      Larry D. Vander Maten
                                      President and Director
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ROSEWOOD CARE CENTER, INC. OF
                                  GALESBURG, Registrant



Dated: November 13, 1996          By: /s/ Larry D. Vander Maten
                                      ------------------------------------------
                                      Larry D. Vander Maten
                                      President and Director
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ROSEWOOD CARE CENTER, INC. OF
                                  PEORIA, Registrant



Dated: November 13, 1996          By: /s/ Larry D. Vander Maten
                                      ------------------------------------------
                                      Larry D. Vander Maten
                                      President and Director
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ROSEWOOD CARE CENTER, INC. OF
                                  EAST PEORIA, Registrant




Dated: November 13, 1996          By: /s/ Larry D. Vander Maten
                                      ------------------------------------------
                                      Larry D. Vander Maten
                                      President and Director
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ROSEWOOD CARE CENTER, INC. OF
                                  ALTON, Registrant



Dated: November 13, 1996          By: /s/ Larry D. Vander Maten
                                      ------------------------------------------
                                      Larry D. Vander Maten
                                      President and Director
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ROSEWOOD CARE CENTER, INC. OF
                                  MOLINE, Registrant



Dated: November 13, 1996          By: /s/ Larry D. Vander Maten
                                      ------------------------------------------
                                      Larry D. Vander Maten
                                      President and Director
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SWANSEA REAL ESTATE, INC., Registrant



Dated: November 13, 1996          By: /s/ Larry D. Vander Maten
                                      ------------------------------------------
                                      Larry D. Vander Maten
                                      President and Director
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GALESBURG REAL ESTATE, INC., Registrant




Dated: November 13, 1996          By: /s/ Larry D. Vander Maten
                                      ------------------------------------------
                                      Larry D. Vander Maten
                                      President and Director
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PEORIA REAL ESTATE, INC., Registrant




Dated: November 13, 1996          By: /s/ Larry D. Vander Maten
                                      ------------------------------------------
                                      Larry D. Vander Maten
                                      President and Director
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  EAST PEORIA REAL ESTATE, INC., Registrant




Dated: November 13, 1996          By: /s/ Larry D. Vander Maten
                                      ------------------------------------------
                                      Larry D. Vander Maten
                                      President and Director
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ALTON REAL ESTATE, INC., Registrant



Dated: November 13, 1996          By: /s/ Larry D. Vander Maten
                                      ------------------------------------------
                                      Larry D. Vander Maten
                                      President and Director
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MOLINE REAL ESTATE, INC., Registrant




Dated: November 13, 1996          By: /s/ Larry D. Vander Maten
                                      ------------------------------------------
                                      Larry D. Vander Maten
                                      President and Director
                                      (Principal Executive Officer and Principal
                                      Financial and Accounting Officer)

               ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION
                                 EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K

Exhibit
-------
Number                             Description
-----                              -----------
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

10.18    Renewal of the Letter of Credit.

27.1     Financial Data Schedule of Rosewood Care Center Capital Funding Corporation

27.2     Financial Data Schedule of Rosewood Care Center of Galesburg

27.3     Financial Data Schedule of Rosewood Care Center of Swansea

27.4     Financial Data Schedule of Rosewood Care Center of East Peoria

27.5     Financial Data Schedule of Rosewood Care Center of Peoria

27.6     Financial Data Schedule of Rosewood Care Center of Alton

27.7     Financial Data Schedule of Rosewood Care Center of Moline

27.8     Financial Data Schedule of Swansea Real Estate

27.9     Financial Data Schedule of Galesburg Real Estate

27.10    Financial Data Schedule of East Peoria Real Estate

27.11    Financial Data Schedule of Peoria Real Estate

27.12    Financial Data Schedule of Alton Real Estate

27.13    Financial Data Schedule of Moline Real Estate

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

99.16    Reference is made to the Managed Care Agreement between Rosewood
         Care Center, Inc. of Moline, Heritage National Health Plan, Inc.,
         John Deere Family Health Plan and Deere and Company filed on May 15,
         1995 as Exhibit 99.16 of the Form 10-Q of Registrants.

99.17    Reference is made to the Skilled Nursing Facility Agreement between
         Health Care Service Corporation and Rosewood Care Center, et.al filed on June 30, 1996 as Exhibit 99.17 of the Form 10-K of
         Registrants.


                                    35

