Form 10-Q
period 1996-12-31
ROSEWOOD CARE CENTERS CAPITAL FUNDING CORP; ROSEWOOD CARE CENTER INC OF SWANSEA; ROSEWOOD CARE CENTER INC OF GALESBURG; ROSEWOOD CARE CENTER INC OF EAST PEORIA; ROSEWOOD CARE CENTER INC OF PEORIA; ROSEWOOD CARE CENTER INC OF ALTON; ROSEWOOD CARE CENTER INC OF MOLINE; SWANSEA REAL ESTATE INC; GALESBURG REAL ESTATE INC; EAST PEORIA REAL ESTATE INC
filed 1997-02-13
CIK 909110, 909113, 909114, 909115, 909116, 909117, 909118, 909120, 909121, 909122

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1996
                                    OR
  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 33-65948

      ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

      (Exact name of Registrant as specified in its charter)
      (See table of Co-Registrants)

              Missouri                                43-1623171
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)

      11701 Borman Drive, Suite 315
      St. Louis, Missouri                             63146
      (Address of principal executive offices)        (Zip Code)


      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               -    --
      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares of stock of each of the issuer's classes of common stock, as of the latest practicable date: N/A

      Certain information called for on Item 6 of Part II of this Form 10-Q is incorporated by reference to Registrants' Registration Statement (No. 33-65948) dated July 13, 1993 which was declared effective October 14, 1993, Registrants' Form 10-Q filed November 29, 1993, Registrants' Form 10-Q filed February 11, 1994, Registrants' Form 10-K filed September 28, 1994, Registrants' Form 10-Q filed February 14, 1995, Registrants' Form 10-Q filed May 15, 1995, Registrants' Form 10-Q filed February 13, 1996, Registrants' Form 10-Q filed May 14, 1996, Registrants' Form 10-K filed September 26, 1996 and Registrants' Form 10-Q filed November 13, 1996

      Index to Exhibits is on Page 30.

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

            ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                     Index

Part I  Financial Information                                           Page
-----------------------------                                           ----
Item 1.     Financial Statements
            Rosewood Care Centers Capital Funding Corporation:
              Balance Sheet                                               1
              Statement of Operations                                     2
              Statement of Cash Flows                                     3
              Notes to Financial Statement                                4

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
            Peoria Real Estate, Inc.
            Alton Real Estate, Inc.
            Moline Real Estate, Inc.
              Combined Balance Sheet                                      5
              Combined Statement of Operations                            7
              Combined Statement of Cash Flows                            8
              Notes to Combined Financial Statements                      9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10


Part II  Other Information
--------------------------

Item 1.     Legal Proceedings                                            14
Item 2.     Changes in Securities                                        14
Item 3.     Defaults Upon Senior Securities                              14
Item 4.     Submission of Matters to a Vote of Security Holders          14
Item 5.     Other Information                                            14
Item 6.     Exhibits and Reports on Form 8-K                             15



Index to Exhibits                                                        29
-----------------

Signatures                                                               16
----------

Part I  Financial Information
        ---------------------

Item 1.           Financial Statements

                              ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                                BALANCE SHEET

                                            (Dollars in Thousands)

                                                 (Unaudited)


                                                                             June 30,              December 31,
                    Assets                                                     1996                    1996
                    ------                                                     ----                    ----
Cash                                                                         $   262                 $   262
Mortgage notes receivable, Rosewood Companies                                 29,280                  28,044
                                                                             -------                 -------
                                                                              29,542                  28,306
                                                                             =======                 =======


               Liabilities and Stockholder's Equity
               ------------------------------------

First mortgage redeemable bonds                                              $29,363                 $28,135
Accrued interest                                                                 178                     170

Stockholders' equity:
  Common stock, $1 par value
   Authorized - 30,000 shares
   Issued and outstanding - 500 shares,
     at issue price                                                                1                       1


  Retained earnings                                                                -                       -
                                                                             -------                 -------
                                                                             $29,542                 $28,306
                                                                             =======                 =======


The accompanying notes are an integral part of this financial statement.

                                ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                             STATEMENT OF OPERATIONS

                                             (Dollars in Thousands)

                                                  (Unaudited)

                                                      Three Months                         Six Months
                                                         Ended                               Ended
                                                      December 31,                        December 31,
                                                      ------------                        ------------
                                                 1995              1996              1995              1996
                                                 ----              ----              ----              ----
Interest Income                             $     551         $     520         $   1,111        $    1,071

Interest Expense                                  551               520             1,111             1,071
                                            ---------         ---------         ---------        ----------
Net Income                                  $       0         $       0         $       0        $        0
                                            =========         =========         =========        ==========




The accompanying notes are an integral part of this financial statement.

                                ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                             STATEMENT OF CASH FLOWS

                                              (Dollars in Thousands)

                                                   (Unaudited)

                                                      Three Months                         Six Months
                                                         Ended                               Ended
                                                      December 31,                        December 31,
                                                      ------------                        ------------
                                                 1995              1996              1995              1996
                                                 ----              ----              ----              ----
Cash flow from operating activities:
  Net income                                   $    0            $    0           $     0           $     0
  Increase (decrease) in accrued interest          (5)               (6)               (7)               (8)
                                               ------            ------           -------           -------
Net cash provided from investing activities        (5)               (6)               (7)               (8)
                                               ------            ------           -------           -------

Cash flow from investing activities:
  Collections on notes receivable                 951               982             1,174             1,236
                                               ------            ------           -------           -------
Net cash used by investing activities             951               982             1,174             1,236
                                               ------            ------           -------           -------

Cash flow from financing operations:
  Reduction of redeemable bonds                  (946)             (976)           (1,167)           (1,228)
                                               ------            ------           -------           -------
Net cash provided by financing                   (946)             (976)           (1,167)           (1,228)
                                               ------            ------           -------           -------

Net increase (decrease) in cash                     0                 0                 0                 0
Cash, beginning                                   262               262               262               262
                                               ------            ------           -------           -------
Cash, ending                                      262               262               262               262
                                               ======            ======           =======           =======

Cash paid for interest                         $  551            $  520           $ 1,111           $ 1,071
                                               ======            ======           =======           =======





The accompanying notes are an integral part of this financial statement.

      ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

               NOTES TO FINANCIAL STATEMENTS


1.    Interim Financial Statements
      ----------------------------

      In the opinion of the Company, these unaudited financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 1996 and December 31, 1996 and the results of its operations and its cash flows for the three and the six month periods ended December 31, 1995 and 1996. Such adjustments were of a normal recurring nature.

      The results of operations for the six month periods ended
      December 31, 1995 and 1996 are not necessarily indicative of the results for the full year.

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

2.    Issuance of Bonds
      -----------------

      On October 21, 1993, the Company issued $33,000,000 of its
      7-1/4% First Mortgage Redeemable Bonds due November 1, 2013.

      Of the ending cash balance, $ 261,000 represents the note receivable payment on the 25th of the month which is held in the Bond Payment Fund - Principal and Interest accounts until it is disbursed to the Bond Holders on the 1st of the following month.

                                         ROSEWOOD CARE CENTER

                             FACILITY COMPANIES AND REAL ESTATE COMPANIES

                                       COMBINED BALANCE SHEETS

                                        (Dollars in Thousands)

                                             (Unaudited)


                                                                  June 30,              December 31,
                                                                    1996                    1996
                                                                    ----                    ----
                           Assets
                           ------
Current assets:
  Cash                                                           $   2,237               $   1,796
  Accounts receivable - residents, net of allowance
    for doubtful accounts of $206 and $206
    respectively                                                     1,257                   1,431
  Accounts receivable - third party payor                            3,001                   3,450
  Interest receivable                                                  326                     317
  Prepaid insurance and other prepaids                                  74                      84
  Deferred income tax benefits                                          65                      65
                                                                 ---------               ---------
     Total current assets                                            6,960                   7,143
                                                                 ---------               ---------
Property, plant and equipment:
  Land                                                                 943                     943
  Site improvements                                                  2,101                   2,101
  Building                                                          17,830                  17,830
  Equipment                                                          3,636                   3,668
  Leasehold improvements                                               272                     319
                                                                 ---------               ---------
                                                                    24,782                  24,861
     Less accumulated depreciation                                   6,435                   6,904
                                                                 ---------               ---------
                                                                    18,347                  17,957
                                                                 ---------               ---------
Other assets:
  Notes receivable from Rosewood Care Center
    Holding Co.                                                      8,056                   7,036
Amortizable Costs, Net                                               1,094                   1,029
                                                                 ---------               ---------
                                                                     9,150                   8,065
                                                                 ---------               ---------
                                                                 $  34,457               $  33,165
                                                                 =========               =========


The accompanying notes are an integral part of this financial statement.

                                            ROSEWOOD CARE CENTER

                                FACILITY COMPANIES AND REAL ESTATE COMPANIES

                                           COMBINED BALANCE SHEETS

                                            (Dollars in Thousands)

                                                  (Unaudited)



                                                                   June 30,              December 31,
                                                                     1996                    1996
                                                                     ----                    ----
                  Liabilities and Stockholders' Equity
                  ------------------------------------

Current liabilities:
  Current portion of long-term debt                               $  1,792                $  1,858
  Accounts payable - trade                                           1,136                     768
  Accrued expenses:
    Salaries and payroll taxes                                         438                     497
    Vacation and employee fringes                                      124                      99
    Real estate taxes                                                  480                     457
    Management fees - affiliate                                        464                     492
    Income taxes                                                        88                      94
  Dividends payable                                                    614                     819
                                                                 ---------               ---------
      Total current liabilities                                      5,136                   5,084
                                                                 ---------               ---------

Long-Term debt:
  Notes payable - Rosewood Care Centers
    Capital Funding Corporation                                     29,279                  28,044
                                                                 ---------               ---------
                                                                    29,279                  28,044
  Less current maturities                                            1,792                   1,858
                                                                 ---------               ---------
                                                                    27,487                  26,186
                                                                 ---------               ---------
Stockholders' equity:
  Common stock                                                          65                      65
  Paid-in capital                                                      481                     481
  Retained earnings                                                  1,288                   1,349
                                                                 ---------               ---------
                                                                     1,834                   1,895
                                                                 ---------               ---------
                                                                 $  34,457               $  33,165
                                                                 =========               =========




The accompanying notes are an integral part of this financial statement.

                                             ROSEWOOD CARE CENTER
                                FACILITY COMPANIES AND REAL ESTATE COMPANIES

                          COMBINED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                            (Dollars in Thousands)
                                                  (Unaudited)

                                                     Three Months                         Six Months
                                                         Ended                               Ended
                                                      December 31,                        December 31,
                                                 1995              1996              1995              1996
                                                 ----              ----              ----              ----
Patient service revenue:
  Private                                     $ 4,477           $ 4,527           $ 8,663           $ 9,088
  Medicare                                      2,223             2,500             4,571             4,977
  Medicaid                                        335               358               697               686
  Other patient revenues, net of expenses          15                31                35                46
                                              -------           -------           -------           -------
                                                7,050             7,416            13,966            14,797
                                              -------           -------           -------           -------
Operating expenses:
  Facility expenses:
   Administrative expense                         232               254               425               465
   Employee fringe benefits                       468               466               921               920
   Dietary                                        441               493               885               957
   Nursing                                      1,648             1,808             3,244             3,536
   Ancillary Services                           1,088             1,278             2,110             2,529
   Plant utilities and maintenance                269               284               557               603
   Housekeeping and laundry                       210               236               410               464
   Social services and activities                 138               171               270               324
                                              -------           -------           -------           -------
                                                4,494             4,990             8,822             9,798
                                              -------           -------           -------           -------
    Income after facility expenses              2,556             2,426             5,144             4,999
                                              -------           -------           -------           -------
  Nonfacility expenses:
   Real estate taxes and insurance                139               139               275               284
   Base management fees                           198               198               396               396
   Illinois Medicaid assessments                   98                98               197               197
   Depreciation and amortization                  263               268               525               534
                                              -------           -------           -------           -------
                                                  698               703             1,393             1,411
                                              -------           -------           -------           -------
    Income before incentives                    1,858             1,723             3,751             3,588
                                              -------           -------           -------           -------
  Incentive management fees                      (578)             (491)           (1,126)           (1,017)
  Officers' bonuses                                 -                 -                 -                 -
                                              -------           -------           -------           -------
    Income from operations                      1,280             1,232             2,625             2,571
                                              -------           -------           -------           -------
Other income (expense):
  Interest income                                 217               170               437               358
  Interest expense                               (551)             (520)           (1,111)           (1,049)
                                              -------           -------           -------           -------
                                                 (334)             (350)             (674)             (691)
                                              -------           -------           -------           -------
Income before income taxes                        946               882             1,951             1,880
Income tax expense                                (84)              (63)             (186)             (160)
                                              -------           -------           -------           -------
Net income                                        862               819             1,765             1,720
Retained earnings, beginning                    1,253             1,349             1,032             1,288
Dividends declared                               (887)             (819)           (1,569)           (1,659)
                                              -------           -------           -------           -------
Retained earnings, ending                     $ 1,228           $ 1,349           $ 1,228           $ 1,349
                                              =======           =======           =======           =======


The accompanying notes are an integral part of this financial statement.

                                                        ROSEWOOD CARE CENTER
                                            FACILITY COMPANIES AND REAL ESTATE COMPANIES

                                                 COMBINED STATEMENTS OF CASH FLOWS
                                                       (Dollars in Thousands)
                                                            (Unaudited)

                                                                       Three Months                         Six Months
                                                                           Ended                               Ended
                                                                        December 31,                        December 31,
                                                                        ------------                        ------------
                                                                   1995              1996              1995              1996
                                                                   ----              ----              ----              ----
Cash flow from operating activities:
  Net income                                                    $   861           $   819           $ 1,765           $ 1,720
  Adjustments:
   Depreciation                                                     230               236               459               469
   Amortization                                                      34                33                67                65
   Decrease (increase) in:
    Accounts receivable - residents                                (334)              254              (511)             (174)
    Accounts receivable - third party payors                       (565)               61               (45)             (449)
    Other receivables and prepaids                                 (187)             (155)              (60)               (1)
   Increase (decrease) in:
    Accounts payable - trade                                        808                39               829              (368)
    Accrued salaries, taxes and fringes                            (100)             (146)               50                34
    Accrued real estate taxes                                       108                91              (107)              (23)
    Accrued management fees                                          23               (34)               34                28
    Other payables and accruals                                      (5)              (24)              (52)                6
                                                                -------           -------           -------           -------
  Net cash provided by operating activities                         873             1,174             2,429             1,307
                                                                -------           -------           -------           -------
Cash flow from investing activities:
    Purchase of property and equipment                              (84)              (51)              (98)              (78)
    Loans and deposits with affiliate                               379             1,404              (262)            1,019
                                                                -------           -------           -------           -------
  Net cash (used) by investing activities                           295             1,353              (360)              941
                                                                -------           -------           -------           -------
Cash flow from financing activities:
    Reduction of long-term debt                                    (951)             (982)           (1,174)           (1,235)
    Dividends paid                                                 (678)             (840)           (1,381)           (1,454)
                                                                -------           -------           -------           -------
  Net cash (used) by financing activities                        (1,629)           (1,822)           (2,555)           (2,689)
                                                                -------           -------           -------           -------
Net increase (decrease) in cash                                    (461)              705              (486)             (441)
Cash, beginning                                                   2,497             1,091             2,522             2,237
                                                                -------           -------           -------           -------
Cash, ending                                                      2,036             1,796             2,036             1,796
                                                                =======           =======           =======           =======
Cash paid for:
  Interest                                                      $   449           $   520           $ 1,111           $ 1,049
                                                                =======           =======           =======           =======
  Income taxes                                                  $   102           $   118           $   272           $   206
                                                                =======           =======           =======           =======






The accompanying notes are an integral part of this financial statement.

                 ROSEWOOD CARE CENTER
      FACILITY COMPANIES AND REAL ESTATE COMPANIES

         NOTES TO COMBINED FINANCIAL STATEMENTS


1.    Interim Financial Statements
      ----------------------------

      In the opinion of the Companies, these unaudited combined financial statements include all adjustments necessary for a fair presentation of their financial position as of June 30, 1996 and December 31, 1996 and the results of their operations and their cash flows for the three and six month periods ended December 31, 1995 and 1996. Such adjustments were of a normal recurring nature.

      The results of operations for the three month periods ended
      December 31, 1995 and 1996 are not necessarily indicative of the results for the full years.

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

4.    Dividends
      ---------

      Dividends in the amount of $1,658,700 were declared during the six months ended December 31, 1996. Of this amount $839,700 has been paid and $819,000 remains unpaid.

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Rosewood Care Centers Capital Funding Corporation

      The Corporation is a pass through entity. Interest income and expenses offset, resulting in no income or loss.


The Combined Facility Companies and Real Estate Companies

             Three Months Ended December 31, 1996 Compared With
                   Three Months Ended December 31, 1995

      Overview
      --------

      The Companies have continued their marketing emphasis on short-term convalescent care while continuing to provide long-term care. The number of short-term care patients and demand for ancillary rehabilitative and therapy services has continued to increase. Revenues and expenses associated with rehabilitative and therapy services have continued to increase through December 31, 1996.

      The Medicare program and various forms of private payment are principal payors for short-term nursing home care and rehabilitative services. All six of the facilities participate in the federally administered Medicare program. All six of the facilities also participate in the Medicaid program for a distinct number of beds in each facility.

      The Companies will continue to be affected by the government's attempts to control Medicare costs and by market issues facing the nursing home industry as a whole. The ability of the Companies to control the costs of labor which continue to rise and represent one of the largest components of the Companies' operating expenses, will also significantly impact the future operating results.

      Operating Results
      -----------------

      Net revenues have increased to $7,416,000 for the three months ended December 31, 1996 from $7,050,000 for the three months ended December 31 1995, an increase of $366,000 or 5.2%. Private revenues have increased $50,000 from $4,477,000 for the three months ended December 31, 1995 to $4,527,000 for the three months ended December 31, 1996. Revenue generated from ancillary services decreased $34,000 while revenue from room charges increased $153,000 when compared to the same three month period last year. Private census has increased from 41,270 patient days for 1995 to 41,687 patient days for the current three month period ended December 31, 1996.

      Net revenues for Medicare has increased from $2,223,000 for the three months ended December 31, 1995 to $2,500,000 for the three months ended December 31, 1996 an increase of $277,000 or 12.5%. The Medicare census has increased to 10,367 from 9,376 compared to the same period last year.

      Medicaid revenue has increased from $335,000 to $358,000 when compared to the same three month period last year. The increase is the result of an increase in census from 5,271 patient days for the three months ended December 31, 1995 to 5,408 patient days for the three months ended December 31, 1996.

      The occupancy of the facilities continues to remain strong with a 90.1% occupancy rate for the current three months period compared to 87.7% for the same three month period last year.

      Facility operating expenses increased to $4,990,000 (or $86.84 per patient day) for the current three month period ended December 31, 1996, from $4,494,000 (or $80.36 per patient day) for the three months ended December 31, 1995.

      Administrative expenses have increased $22,000 when compared to the same three month period last year. The majority of the increase can be accounted for by the increase in advertising, telephone, new employee training and the increase in the cost of continuing education of employees reimbursed by the Company.

      The cost of employee fringe benefits remained stable with a slight decrease in expenses for the current three month period compared to the same period last year.

      Dietary expenses have increased approximately $52,000 when compared to the same three month period last year. Wages have increased approximately $15,000 while the balance of the increase can be accounted for by the increase in raw food costs.

      Nursing costs have increased from $1,648,000 for the three months ended December 31, 1995 to $1,808,000 for the three months ended December 31, 1996 an increase of $160,000 or 9.7%. Labor costs have increased $111,000 when compared to the same period last year with the balance of the increase accounted for by the increase in the cost of medical supplies.

      Ancillary services costs have increased from $1,088,000 for the three months ended December 31, 1995 to $1,278,000 for the three months ended December 31, 1996 an increase of $190,000 or 17.5%. This increase in costs is the direct result of the increase in ancillary revenue and services provided to the residents of the facilities.

      Plant utilities and maintenance costs have increased $15,000 from $269,000 for the three months ended December 31, 1995 to $284,000 for the three month period ended December 31, 1996. The majority of the increase can be accounted for by an increase of repairs to the heat pump system at two of the facilities.

      Housekeeping and laundry costs have increased $26,000 when compared to the same three month period last year. Labor costs have increased $19,000 while the balance of the increase can be accounted for by the increase in the cost of supplies for both departments.

      Social Services and Activities costs have increased $33,000 when compared to the same three month period last year. The increase can be accounted for by the increase in staffing for these departments.

      Interest income has decreased $47,000 when compared to the same three month period last year as a result of the decrease in the notes receivable outstanding during the three month period from the affiliated company, Rosewood Care Center Holding Co.

      Interest expense decreased $31,000 when compared to the same three month period last year. The decrease is the result of the decrease in the long term debt of the facility from $29,773,000 on December 31, 1995 to $28,044,000 as of December 31, 1996.


              Six Months Ended December 31, 1996 Compared With
                     Six Months Ended December 31, 1995

      Operating Results
      -----------------

      Net revenues have increased to $14,797,000 for the six months ended December 31, 1996 from $13,966,000 for the six months ended December 31, 1995, an increase of $831,000 or 6.0%. Private revenues have increased $425,000 from $8,663,000 for the six months ended December 31, 1995, to $9,088,000 for the six months ended December 31, 1996. Revenue generated from ancillary services increased $24,000 while revenue from room charges increased $471,000 when compared to the same period last year. The average private room rates for the current period aggregated $105 per patient day compared to $101 per patient day for the same period last year. Private census has increased from 82,829 patient days for the six months ended December 31, 1995 to 84,171 patient days for the period ended December 31, 1996.

      Net revenues for Medicare have increased from $4,571,000 for the six months ended December 31, 1995 to $4,977,000 for the six months ended December 31, 1996, an increase of $406,000 or 8.9%. The Medicare census has increased to 20,700 patient days from 19,479 patient days compared to the same period last year. The Medicare reimbursement rate has increased approximately $5 per day which is the result of an increase in ancillary services provided to Medicare qualified residents.

      Medicaid revenue has decreased from $697,000 to $686,000 when compared to the same period last year. The decrease is the result of a decrease in census from 10,969 patient days for the six months ended December 31, 1995 to 10,478 patient days for the six months ended December 31, 1996.

      The occupancy of the facilities continues to remain strong with a 90.5% occupancy rate for the current six month period compared to 88.6% for the same period last year.

      Facility operating expenses increased to $9,798,000 (or $84.94 per patient day) for the current six month period ended December 31, 1996, from $8,822,000 (or $77.88 per patient day) for the six months ended December 31, 1995.

      Administrative expenses have increased $40,000 when compared to the same period last year. The majority of the increase can be accounted for by the increase in advertising, telephone, new employee training and the increase in the cost of continuing education of employees reimbursed by the Company.

      The cost of employee fringe benefits remained stable and is basically unchanged when compared to the same period last year.

      Dietary expenses have increased approximately $72,000 when compared to the same period last year. Wages have increased approximately $29,000. The balance of the increase can be accounted for by the increase in raw food costs.

      Nursing costs have increased from $3,244,000 for the six months ended December 31, 1995 to $3,536,000 for the six months ended December 31, 1996, an increase of $292,000 or 9.0%. Labor costs have increased $219,000 when compared to the same period last year with the balance of the increase accounted for by the increase in the cost of medical supplies.

      Ancillary services costs have increased from $2,110,000 for the six months ended December 31, 1995 to $2,529,000 for the six months ended December 31, 1996, an increase of $419,000 or 19.9%. This increase in costs is the direct result of the increase in ancillary revenue and services provided to the residents of the facilities.

      Plant utilities and maintenance costs have increased $46,000 from $557,000 for the six months ended December 31, 1995 to $603,000 for the six month period ended December 31, 1996. The majority of the increase can be accounted for by an increase of $5,000 in the cost of utilities and a $10,000 increase in the cost of trash and hazardous waste disposal. The balance is for repairs to the heat pump system and water heaters at five of the facilities.

      Housekeeping and laundry costs have increased $54,000 when compared to the same six month period last year. Labor costs have increased $32,000. The balance of the increase can be accounted for by the increase in the cost of supplies for both departments.

      Social Services and Activities costs have increased $54,000 when compared to the same period last year. The increase is the result of the increase in staffing for these departments.

      Interest income has decreased $79,000 when compared to the same period last year as a result of the decrease in the notes receivable outstanding during the six month period from the affiliated company, Rosewood Care Center Holding Co.

      Interest expense decreased $62,000 when compared to the same period last year. The decrease is the result of the decrease in the long term debt of the facility from $29,773,000 on December 31, 1995 to $28,044,000 as of December 31, 1996.

      The Facility Companies file a consolidated income tax return with their parent company, Rosewood Care Center Holding Co. The income of the Real Estate Companies is taxed at the individual shareholder level, as each real estate company is an S corporation. The amount reflected as income taxes is the facility companies' portion of federal and state taxes calculated for the six months ended December 31, 1996 and 1995, on an annualized basis.


      Liquidity and Capital Resources
      -------------------------------

      As of December 31, 1996, the companies had approximately $1,796,000 in cash and cash equivalents and net working capital of approximately $2,059,000. There was a net decrease in cash of $441,000 since June 30, 1996. For the six months ended December 31, 1996, net cash provided by operations was $1,307,000. Net cash from investing activities was $941,000 of which $1,019,000 was received from Rosewood Care Center Holding Co. as payment on notes due from the affiliated company and $78,000 was used by the Companies for the purchase of personal property and equipment used in the operations of the facilities. Net cash used in financing activities aggregated $2,689,000 of which $1,235,000 was used to retire debt and $1,454,000 was used for the payment of dividends. The Companies believe they have adequate capital for operations and replacements for the coming year and the foreseeable future.

      Accounts receivable from private paying patients increased to $1,431,000 as of December 31, 1996, compared to $1,257,000 as of June 30,
1996. Accounts receivable from third party payers increased to $3,450,000 as of December 31, 1996, compared to $3,001,000 as of June 30, 1996. $1,908,000 of this amount is due from Medicare for unsettled cost reports through December 31, 1996 which are subject to audit. $961,700 of this amount was received subsequent to December 31, 1996 as an interim settlement until the audits are completed by the intermediary.

      With the Medicare program facing intense scrutiny and significant cutbacks, the companies have experienced closer review of the Medicare cost reports and delays with regard to payment of claims. An additional effect of Medicare's delay has been the delay of co-payment amounts received from private payers. Management does not anticipate any cash flow shortages during the next year, despite the increase in the amounts due from Medicare, unless Medicare administration and payment terms significantly further deteriorate.

Part II  Other Information
--------------------------

Item 1.  Legal Proceedings.

      There were no material developments with respect to legal proceedings during the quarter ended December 31, 1996.

Item 2.  Changes in Securities.

      Not applicable.

Item 3.  Defaults Upon Senior Securities.

      None.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

Item 5.  Other Information.

      The Sun Bank Letter of Credit funding the Debt Service Reserve Fund expired December 6, 1996 and was renewed for another one year term, expiring December 6, 1997.

      During the period ending September 30, 1996, ground was broken for the construction of the 60 bed expansion wing at Rosewood Care Center of Alton. There are certain restrictions on the construction of the expansion which are contained in the Loan Agreement and the Trust Indenture. In accordance with those restrictions, the construction is being executed by Alton Real Estate II, L.L.C., a separate entity from Alton Real Estate, Inc. which owns the existing nursing home. At December 31, 1996, in addition to the grading and foundation being completed, pipe for sewers and other underground utility work was substantially complete.

      Although no new managed care contracts with large providers or covering large groups have been entered into, the companies are beginning to experience a trend in which case managers will contact a facility before a patient is discharged from a hospital and negotiate an individual managed care contract specific to that patient. Based on the specifically described needs of that patient, the facility will agree to an flat daily charge for that patient's stay which charge includes all items necessary to care for that patient. Although at December 31, 1996, the numbers of these contracts are not significant, the companies anticipate an increase in these or similar arrangements in the future.

      The companies continue to have discussions with large providers relating to managed care options. At December 31, 1996, no new contracts had been finalized.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)   See Index to Exhibits on Page 30.

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


                                    ROSEWOOD CARE CENTERS CAPITAL
                                    FUNDING CORPORATION, Registrant



Dated:  February --, 1997           By:   /s/ Larry Vander Maten
                                          -------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal
                                          Financial and Accounting Officer)

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    SWANSEA, Registrant


Dated:  February --, 1997           By:   /s/ Larry Vander Maten
                                          -------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    GALESBURG, Registrant



Dated:  February --, 1997           By:   /s/ Larry Vander Maten
                                          -------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer

                                    SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    PEORIA, Registrant



Dated:  February --, 1997           By:   /s/ Larry Vander Maten
                                          -------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    EAST PEORIA, Registrant



Dated:  February --, 1997           By:   /s/ Larry Vander Maten
                                          -------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    ALTON, Registrant



Dated:      February --, 1997       By:   /s/ Larry Vander Maten
                                          -------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    MOLINE, Registrant



Dated:  February --, 1997           By:   /s/ Larry Vander Maten
                                          -------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SWANSEA REAL ESTATE, INC., Registrant




Dated:  February --, 1997           By:   /s/ Larry Vander Maten
                                          -------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal and Executive Officer
                                          and Principal Financial
                                          and Accounting Officer

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GALESBURG REAL ESTATE, INC., Registrant




Dated:  February --, 1997           By:   /s/ Larry Vander Maten
                                          -------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PEORIA REAL ESTATE, INC., Registrant




Dated:  February --, 1997           By:   /s/ Larry Vander Maten
                                          -------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EAST PEORIA REAL ESTATE, INC., Registrant




Dated:  February --, 1997           By:   /s/ Larry Vander Maten
                                          -------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALTON REAL ESTATE, INC., Registrant



Dated:  February --, 1997           By:   /s/ Larry Vander Maten
                                          -------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MOLINE REAL ESTATE, INC., Registrant



Dated:  February --, 1997           By:   /s/ Larry Vander Maten
                                          -------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

               ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION
                                  Exhibit Index


These Exhibits are numbered in accordance with the Exhibit
Table of Item 601 of Regulation S-K



Exhibit
Number                        Description
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

10.18 Reference is made to the renewal of the Letter of Credit filed on February 11, 1994 as Exhibit 10.15 on the Form 10-Q of the Registrants, which renewal was filed on November 13, 1996 as Exhibit 10.18 of the Form 10-Q of the Registrants.

27.1     Financial Data Schedule of Rosewood Care Center
         Capital Funding Corporation.

27.2     Financial Data Schedule of Rosewood Care Center of Galesburg.

27.3     Financial Data Schedule of Rosewood Care Center of Swansea.

27.4     Financial Data Schedule of Rosewood Care Center of East
         Peoria.

27.5     Financial Data Schedule of Rosewood Care Center of Peoria.

27.6     Financial Data Schedule of Rosewood Care Center of Alton.

27.7     Financial Data Schedule of Rosewood Care Center of Moline.

27.8     Financial Data Schedule of Swansea Real Estate.

27.9     Financial Data Schedule of Galesburg Real Estate.

27.10    Financial Data Schedule of East Peoria Real Estate.

27.11    Financial Data Schedule of Peoria Real Estate.

27.12    Financial Data Schedule of Alton Real Estate.

27.13    Financial Data Schedule of Moline Real Estate.

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