Form 10-Q
period 1997-03-31
ROSEWOOD CARE CENTERS CAPITAL FUNDING CORP; ROSEWOOD CARE CENTER INC OF SWANSEA; ROSEWOOD CARE CENTER INC OF GALESBURG; ROSEWOOD CARE CENTER INC OF EAST PEORIA; ROSEWOOD CARE CENTER INC OF PEORIA; ROSEWOOD CARE CENTER INC OF ALTON; ROSEWOOD CARE CENTER INC OF MOLINE; SWANSEA REAL ESTATE INC; GALESBURG REAL ESTATE INC; EAST PEORIA REAL ESTATE INC
filed 1997-05-14
CIK 909110, 909113, 909114, 909115, 909116, 909117, 909118, 909120, 909121, 909122

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q

(Mark One)
  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                   OR
 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Certain information called for on Item 6 of Part II of this Form 10-Q is incorporated by reference to Registrants' Registration Statement (No. 33-65948) dated July 13, 1993 which was declared effective October 14, 1993, Registrants' Form 10-Q filed November 29, 1993, Registrants' Form 10-Q filed February 11, 1994, Registrants' Form 10-K filed September 28, 1994, Registrants' Form 10-Q filed February 14, 1995, Registrants' Form 10-Q filed May 15, 1995, Registrants' Form 10-Q filed February 13, 1996, Registrants' Form 10-Q filed May 14, 1996, Registrants' Form 10-K filed September 26, 1996, Registrants' Form 10-Q filed November 13, 1996.

      Index to Exhibits is on Page 34

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

            ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                INDEX
PART I  FINANCIAL INFORMATION                                           PAGE
-----------------------------                                           ----
Item 1.     Financial Statements                                         5
            Rosewood Care Centers Capital Funding Corporation:
              Balance Sheet                                              5
              Statement of Operations                                    6
              Statement of Cash Flows                                    7
              Notes to Financial Statement                               8

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
            Peoria Real Estate, Inc.
            Alton Real Estate, Inc.
            Moline Real Estate, Inc.
              Combined Balance Sheet                                     9
              Combined Statement of Operations                           11
              Combined Statement of Cash Flows                           12
              Notes to Combined Financial Statements                     14

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          15


PART II  OTHER INFORMATION
---------------------------
Item 1.     Legal Proceedings                                            20
Item 2.     Changes in Securities                                        20
Item 3.     Defaults Upon Senior Securities                              20
Item 4.     Submission of Matters to a Vote of Security Holders          20
Item 5.     Other Information                                            20
Item 6.     Exhibits and Reports on Form 8-K                             20


INDEX TO EXHIBITS                                                        34
-----------------

SIGNATURES                                                               21
-----------------

PART I  FINANCIAL INFORMATION
-----------------------------

ITEM 1.     FINANCIAL STATEMENTS


                           ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                           BALANCE SHEET

                                      (Dollars in Thousands)

                                           (Unaudited)

                                                                                   June 30,         March 31,
                                                                                     1996             1997
                              Assets                                                 ----             ----
                              ------
Cash                                                                               $   262          $   262
Mortgage notes receivable, Rosewood Companies                                       29,280           27,768
                                                                                   -------          -------
                                                                                    29,542           28,030
                                                                                   =======          =======

                 Liabilities and Stockholder's Equity
                 ------------------------------------

First mortgage redeemable bonds                                                    $29,363          $27,861
Accrued interest                                                                       178              168

Stockholders' equity:
  Common stock, $1 par value
   Authorized - 30,000 shares
   Issued and outstanding - 500 shares,
     at issue price                                                                      1                1

  Retained earnings                                                                     --               --
                                                                                   -------          -------
                                                                                   $29,542          $28,030
                                                                                   =======          =======

The accompanying notes are an integral part of this financial statement.

                               ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                          STATEMENT OF OPERATIONS

                                          (Dollars in Thousands)

                                               (Unaudited)
                                          Three Months                                   Nine Months
                                             Ended                                          Ended
                                           March 31,                                      March 31,
                                           ---------                                      ---------
                                1996                    1997                    1996                    1997
                                ----                    ----                    ----                    ----
Interest Income                 $551                    $505                  $1,649                  $1,576

Interest Expense                 551                     505                   1,649                   1,576
                                ----                    ----                  ------                  ------
Net Income                      $  0                    $  0                  $    0                  $    0
                                ====                    ====                  ======                  ======


The accompanying notes are an integral part of this financial statement.

                           ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                      STATEMENT OF CASH FLOWS

                                      (Dollars in Thousands)

                                            (Unaudited)

                                                        Three Months                       Nine Months
                                                           Ended                              Ended
                                                         March 31,                          March 31,
                                                         ---------                          ---------
                                                  1996              1997              1996              1997
                                                  ----              ----              ----           -------
Cash flow from operating activities:
  Net income                                     $   0             $   0           $     0           $     0
  Increase (decrease) in accrued interest           (2)               (2)               (9)              (10)
                                                 -----             -----           -------           -------
Net cash provided from investing activities         (2)               (2)               (9)              (10)
                                                 -----             -----           -------           -------

Cash flow from investing activities:
  Collections on notes receivable                  245               276             1,419             1,512
                                                 -----             -----           -------           -------
Net cash used by investing activities              245               276             1,419             1,512
                                                 -----             -----           -------           -------

Cash flow from financing operations:
  Reduction of redeemable bonds                   (243)             (274)           (1,410)           (1,502)
                                                 -----             -----           -------           -------
Net cash provided by financing                    (243)             (274)           (1,410)           (1,502)
                                                 -----             -----           -------           -------

Net increase (decrease) in cash                      0                 0                 0                 0
Cash, beginning                                    262               262               262               262
                                                 -----             -----           -------           -------
Cash, ending                                       262               262               262               262
                                                 =====             =====           =======           =======

Cash paid for interest                           $ 538             $ 505           $ 1,649           $ 1,576
                                                 =====             =====           =======           =======







The accompanying notes are an integral part of this financial statement.

               ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                       NOTES TO FINANCIAL STATEMENTS


1.    Interim Financial Statements
      ----------------------------

      In the opinion of the Company, these unaudited financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 1996 and March 31, 1997 and the results of its operations and its cash flows for the three month and the nine month periods ended March 31, 1996 and 1997. Such adjustments were of a normal recurring nature.

      The results of operations for the nine month periods ended March 31, 1996 and 1997 are not necessarily indicative of the results for the full year.

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

2.    Issuance of Bonds
      -----------------

      On October 21, 1993, the Company issued $33,000,000 of its 7-1/4% First Mortgage Redeemable Bonds due November 1, 2013.

      Of the ending cash balance, $261,000 represents the note receivable payment on the 25th of the month which is held in the Bond Payment Fund
      - Principal and Interest accounts until it is disbursed to the Bond Holders on the 1st of the following month.

                                           ROSEWOOD CARE CENTER

                               FACILITY COMPANIES AND REAL ESTATE COMPANIES

                                         COMBINED BALANCE SHEETS

                                         (Dollars in Thousands)

                                              (Unaudited)


                                                                                  June 30,        March 31,
                                                                                    1996            1997
                                                                                    ----            ----
                      Assets
                      ------
Current assets:
  Cash                                                                           $   2,237       $   2,414
  Accounts receivable - residents, net of allowance
    for doubtful accounts of $206 and $89
    Respectively                                                                     1,257           1,521
  Accounts receivable - third party payor                                            3,001           3,154
  Interest receivable                                                                  326             129
  Prepaid insurance and other prepaids                                                  74              94
  Deferred income tax benefits                                                          65              65
                                                                                 ---------       ---------
     Total current assets                                                            6,960           7,377
                                                                                 ---------       ---------

Property, plant and equipment:
  Land                                                                                 943             943
  Site improvements                                                                  2,101           2,131
  Building                                                                          17,830          17,830
  Equipment                                                                          3,636           3,673
  Leasehold improvements                                                               272             322
                                                                                 ---------       ---------
                                                                                    24,782          24,899
     Less accumulated depreciation                                                   6,435           7,136
                                                                                 ---------       ---------
                                                                                    18,347          17,763
                                                                                 ---------       ---------
Other assets:
  Notes receivable from Rosewood Care Center
    Holding Co.                                                                      8,056           7,151
Amortizable Costs, Net                                                               1,094             997
                                                                                 ---------       ---------
                                                                                     9,150           8,148
                                                                                 ---------       ---------
                                                                                 $  34,457       $  33,288
                                                                                 =========       =========


The accompanying notes are an integral part of this financial statement.

                                            ROSEWOOD CARE CENTER

                                FACILITY COMPANIES AND REAL ESTATE COMPANIES

                                           COMBINED BALANCE SHEETS

                                           (Dollars in Thousands)

                                                (Unaudited)


                                                                                   June 30,         March 31,
                                                                                    1996              1997
                                                                                    ----              ----
Liabilities and Stockholders' Equity
-----------------------------------
Current liabilities:
  Current portion of long-term debt                                                $ 1,792           $ 1,892
  Accounts payable - trade                                                           1,136               724
  Accrued expenses:
    Salaries and payroll taxes                                                         438               658
    Vacation and employee fringes                                                      124               140
    Real estate taxes                                                                  480               567
    Management fees - affiliate                                                        464               566
    Income taxes                                                                        88                87
  Dividends payable                                                                    614               823
                                                                                   -------           -------
      Total current liabilities                                                      5,136             5,457
                                                                                   -------           -------

Long-Term debt:
  Notes payable - Rosewood Care Centers
    Capital Funding Corporation                                                     29,279            27,768
                                                                                   -------           -------
                                                                                    29,279            27,768
  Less current maturities                                                            1,792             1,892
                                                                                   -------           -------
                                                                                    27,487            25,876
                                                                                   -------           -------
Stockholders' equity:
  Common stock                                                                          65                65
  Paid-in capital                                                                      481               481
  Retained earnings                                                                  1,288             1,409
                                                                                   -------           -------
                                                                                     1,834             1,955
                                                                                   -------           -------
                                                                                   $34,457           $33,288
                                                                                   =======           =======



The accompanying notes are an integral part of this financial statement.

                                             ROSEWOOD CARE CENTER
                                FACILITY COMPANIES AND REAL ESTATE COMPANIES

                          COMBINED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                           (Dollars in Thousands)
                                                (Unaudited)
                                                               Three Months                 Nine Months
                                                                  Ended                        Ended
                                                                March 31,                    March 31,
                                                          1996           1997           1996           1997
                                                          ----           ----           ----           ----
                                                                                                     <C.
Patient service revenue:
  Private                                                $4,200         $4,382        $12,863        $13,470
  Medicare                                                2,245          2,646          6,816          7,623
  Medicaid                                                  316            418          1,013          1,104
  Other patient revenues, net of expenses                    13             16             48             62
                                                         ------         ------        -------        -------
                                                          6,774          7,462         20,740         22,259
                                                         ------         ------        -------        -------
Operating expenses:
  Facility expenses:
   Administrative expense                                   196            240            621            705
   Employee fringe benefits                                 485            456          1,406          1,376
   Dietary                                                  444            470          1,329          1,427
   Nursing                                                1,606          1,780          4,851          5,316
   Ancillary Services                                     1,146          1,268          3,256          3,797
   Plant utilities and maintenance                          296            283            853            887
   Housekeeping and laundry                                 221            226            630            690
   Social services and activities                           130            160            400            483
                                                         ------         ------        -------        -------
                                                          4,524          4,883         13,346         14,681
                                                         ------         ------        -------        -------
    Income after facility expenses                        2,250          2,579          7,394          7,578
                                                         ------         ------        -------        -------

  Nonfacility expenses:
   Real estate taxes and insurance                          139            138            414            422
   Base management fees                                      98            198            594            594
   Illinois Medicaid assessments                             99             99            296            296
   Depreciation and amortization                            277            264            802            798
                                                         ------         ------        -------        -------
                                                            713            699          2,106          2,110
                                                         ------         ------        -------        -------
    Income before incentives                              1,537          1,880          5,288          5,468
                                                         ------         ------        -------        -------

  Incentive management fees                                (412)          (566)        (1,538)        (1,583)
  Officers' bonuses                                          --             --             --             --
                                                         ------         ------        -------        -------
    Income from operations                                1,125          1,314          3,750          3,885
                                                         ------         ------        -------        -------

Other income (expense):
  Interest income                                           166            157            603            515
  Interest expense                                         (538)          (504)        (1,649)        (1,553)
                                                         ------         ------        -------        -------
                                                           (372)          (347)        (1,046)         1,038
                                                         ------         ------        -------        -------
Income before income taxes                                  753            967          2,704          2,847
Income tax expense                                          (54)           (84)          (240)          (245)
                                                         ------         ------        -------        -------
Net income                                                  699            883          2,464          2,602
Retained earnings, beginning                              1,228          1,348          1,032          1,288
Dividends declared                                         (638)          (823)        (2,207)        (2,482)
                                                         ------         ------        -------        -------
Retained earnings, ending                                $1,289         $1,408        $ 1,289        $ 1,408
                                                         ======         ======        =======        =======

The accompanying notes are an integral part of this financial statement.

                                              ROSEWOOD CARE CENTER
                                  FACILITY COMPANIES AND REAL ESTATE COMPANIES

                                       COMBINED STATEMENTS OF CASH FLOWS
                                            (Dollars in Thousands)
                                                 (Unaudited)
                                                              Three Months                   Nine Months
                                                                 Ended                         Ended
                                                               March 31,                      March 31,
                                                               ---------                      ---------
                                                         1996            1997           1996           1997
                                                         ----            ----           ----           ----
Cash flow from operating activities
  Net income                                            $   699        $   882        $ 2,464        $ 2,602
  Adjustments:
   Depreciation                                             244            232            703            701
   Amortization                                              32             32             99             97
   Decrease (increase) in:
    Accounts receivable - residents                          78            (90)          (433)          (264)
    Accounts receivable - third party payors               (300)           297           (345)          (152)
    Other receivables and prepaids                          300            178            240            177
   Increase (decrease) in:
    Accounts payable - trade                               (799)           (44)            30           (412)
    Accrued salaries, taxes and fringes                     209            202            259            236
    Accrued real estate taxes                               108            111              1             88
    Accrued management fees                                (176)            74            142            102
    Other payables and accruals                             (32)            (7)           (84)            (1)
                                                        -------        -------        -------        -------
  Net cash provided by operating activities                 363          1,867          2,792          3,174
                                                        -------        -------        -------        -------
Cash flow from investing activities:
    Purchase of property and equipment                      (51)           (39)          (149)          (117)
    Loans and deposits with affiliate                     1,217           (115)           955            904
                                                        -------        -------        -------        -------
  Net cash (used) by investing activities                 1,166           (154)           806            787
                                                        -------        -------        -------        -------
Cash flow from financing activities:
    Reduction of long-term debt                            (245)          (276)        (1,419)        (1,511)
    Dividends paid                                         (890)          (819)        (2,271)        (2,273)
                                                        -------        -------        -------        -------
  Net cash (used) by financing activities                (1,135)        (1,095)        (3,690)        (3,784)
                                                        -------        -------        -------        -------
Net increase (decrease) in cash                             394            618            (92)           177
Cash, beginning                                           2,036          1,796          2,522          2,237
                                                        -------        -------        -------        -------
Cash, ending                                              2,430          2,414          2,430          2,414
                                                        =======        =======        =======        =======
Cash paid for:
  Interest                                              $   538        $   504        $ 1,649        $ 1,553
                                                        =======        =======        =======        =======
  Income taxes                                          $   115        $    40        $   387        $   246
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

                              ROSEWOOD CARE CENTER
                  FACILITY COMPANIES AND REAL ESTATE COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS


1.    Interim Financial Statements
      ----------------------------

      In the opinion of the Companies, these unaudited combined financial statements include all adjustments necessary for a fair presentation of their financial position as of June 30, 1996 and March 31, 1997 and the results of their operations and their cash flows for the three and nine month periods ended March 31, 1996 and 1997. Such adjustments were of a normal recurring nature.

      The results of operations for the three month periods ended March 31, 1996 and 1997 are not necessarily indicative of the results for the full years.

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

                           ROSEWOOD CARE CENTER
               FACILITY COMPANIES AND REAL ESTATE COMPANIES

                  NOTES TO COMBINED FINANCIAL STATEMENTS


3.    Refinancing of Long-Term Debt (Continued)
      -----------------------------------------

      Loan costs of $609,000 and underwriter's discount of $841,500 are being amortized over the term of the longterm debt, on the interest method.

4.    Dividends
      ---------

      Dividends in the amount of $2,482,000 were declared during the nine months ended March 31, 1997. Of this amount $1,658,700 has been paid and $823,300 remains unpaid.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

      The Corporation is a pass through entity. Interest income and expenses offset, resulting in no income or loss.


THE COMBINED FACILITY COMPANIES AND REAL ESTATE COMPANIES

            THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH
                   THREE MONTHS ENDED MARCH 31, 1996


      Overview
      --------

      The Companies have continued their marketing emphasis on short-term convalescent care while continuing to provide long-term care. The number of short-term care patients and demand for ancillary rehabilitative and therapy services has continued to increase. Revenues and expenses associated with rehabilitative and therapy services have continued to increase through March 31, 1997.

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

      Operating Results
      -----------------

      Net revenues have increased to $7,462,000 for the three months ended March 31, 1997 from $6,774,000 for the three months ended March 31, 1996, an increase of $688,000 or 10.2%. Private revenues have increased $182,000 from $4,200,000 for the three months ended March 31, 1996 to $4,382,000 for the three months ended March 31, 1997. Revenue generated from ancillary services for private paying patients decreased $80,000, while revenue from room charges increased $262,000 when compared to the same three month period last year. Private census has increased from 39,475 patient days for 1996 to 39,818 patient days for the current three month period ended March 31, 1997.

      Net revenues for Medicare have increased from $2,245,000 for the three months ended March 31, 1996 to $2,646,000 for the three months ended March 31,

1997, an increase of $401,000 or 17.8%. The Medicare census has increased to 9,476 from 9,454 compared to the same period last year.

      Medicaid revenue has increased from $316,000 to $418,000 when compared to the same three month period last year. The increase is the result of an increase in census from 4,936 patient days for the three months ended March 31, 1996 to 6,223 patient days for the three months ended March 31, 1997.

      The occupancy of the facilities continues to remain strong with an 89.5% occupancy rate for the current three month period, compared to 86.7% for the same three month period last year.

      Facility operating expenses increased to $4,883,000 (or $87.96 per patient day) for the current three month period ended March 31, 1997, from $4,524,000 (or $83.99 per patient day) for the three months ended March 31, 1996.

      Administrative expenses have increased $44,000 when compared to the same three month period last year. The majority of the increase can be accounted for by the increase in advertising, professional fees, telephone and new employee training.

      The cost of employee fringe benefits has decreased from $485,000 for the three months ended March 31, 1996 to $456,000 for the three months ended March 31, 1997. The majority of the decrease can be accounted for by the decrease in workmen's compensation insurance premiums in the current period.

      Dietary expenses have increased approximately $26,000 when compared to the same three month period last year. Wages have increased approximately $15,000 while the cost of food and supplies has increased $11,000 when compared to the same three month period last year.

      Nursing costs have increased from $1,606,000 for the three months ended March 31, 1996 to $1,780,000 for the three months ended March 31, 1997, an increase of $174,000 or 10.8%. Labor costs have increased $139,000, while the cost of medical supplies has increased $35,000 when compared to the same period last year.

      Ancillary services costs have increased from $1,146,000 for the three months ended March 31, 1996 to $1,268,000 for the three months ended March 31, 1997, an increase of $122,000 or 10.6%. This increase in costs is the direct result of the increase in ancillary revenue and services provided to the Medicare residents of the facilities.

      Plant utilities and maintenance costs have decreased $13,000 from $296,000 for the three months ended March 31, 1996 to $283,000 for the three month period ended March 31, 1997. The cost of snow removal increased by $5,000. This increase was offset by a significant decrease in repairs to the facilities.

      Housekeeping and laundry costs have increased $5,000 when compared to the same three month period last year. Labor costs have increased $10,000 while the cost of supplies has decreased $5,000.

      Social Services and Activities costs have increased $30,000 when compared to the same three month period last year. The increase can be accounted for by the increase in staffing for these departments.

      Interest income has decreased $9,000 when compared to the same three month period last year as a result of the decrease in the notes receivable outstanding during the three month period from the affiliated company, Rosewood Care Center Holding Co.

      Interest expense decreased $34,000 when compared to the same three month period last year. The decrease is the result of the decrease in the long term debt of the facility.


             NINE MONTHS ENDED MARCH 31, 1997 COMPARED WITH
                   NINE MONTHS ENDED MARCH 31, 1996

      Operating Results
      -----------------

      Net revenues have increased to $22,259,000 for the nine months ended March 31, 1997 from $20,740,000 for the nine months ended March 31, 1996, an increase of $1,519,000 or 7.3%. Private revenues have increased $607,000 from $12,863,000 for the nine months ended March 31, 1996, to $13,470,000 for the nine months ended March 31, 1997. Revenue generated from ancillary services for private paying patients decreased $130,000, while revenue from room charges increased $737,000 when compared to the same period last year. The average private room rate for the current period aggregated $109 per patient day compared to $105 per patient day for the same period last year. Private census has increased from 122,304 patient days for 1996 to 123,989 patient days for the current period ended March 31, 1997.

      Net revenues for Medicare have increased from $6,816,000 for the nine months ended March 31, 1996 to $7,623,000 for the nine months ended March 31, 1997, an increase of $807,000 or 11.8%. The Medicare census has increased to 30,176 patient days for 1997 from 28,933 patient days for the same period last year. The Medicare reimbursement rate has increased approximately $18 per day which is the result of an increase in ancillary services provided to Medicare qualified residents.

      Medicaid revenue has increased from $1,013,000 to $1,104,000 when compared to the same period last year. The increase is the result of an increase in census from 15,905 patient days for the nine months ended
March 31, 1996 to 16,701 patient days for the nine months ended March 31, 1997. The facilities have received a minor increase of approximately $2 per day in the reimbursement rate paid to the facilities for residents covered under the Medicaid program.

      The occupancy of the facilities continues to remain strong with a 89.9% occupancy rate for the current nine month period compared to 89.5% for the same period last year.

      Facility operating expenses increased to $14,681,000 (or $85.92 per patient day) for the current nine month period ended March 31, 1997, from

$13,346,000 (or $79.84 per patient day) for the nine months ended March 31, 1996.

      Administrative expenses have increased $84,000 when compared to the same period last year. The majority of the increase can be accounted for by the increase in advertising, telephone, new employee training, professional fees and the increase in the cost of continuing education of employees reimbursed by the Companies.

      The cost of employee fringe benefits decreased approximately $30,000 when compared to the same nine month period last year. The majority of the decrease can be accounted for by the decrease in workmen's compensation insurance premiums for the current period.

      Dietary expenses have increased approximately $98,000 when compared to the same period last year. Wages have increased approximately $44,000. The balance of the increase can be accounted for by the increase in raw food costs.

      Nursing costs have increased from $4,851,000 for the nine months ended March 31, 1996 to $5,316,000 for the nine months ended March 31, 1997, an increase of $465,000 or 9.6%. Labor costs have increased $422,000 when compared to the same period last year, with the balance of the increase accounted for by the increase in the cost of medical supplies.

      Ancillary services costs have increased from $3,256,000 for the nine months ended March 31, 1996 to $3,797,000 for the nine months ended March 31, 1997, an increase of $541,000 or 16.6%. This increase in costs is the direct result of the increase in ancillary revenue and services provided to the Medicare residents of the facilities.

      Plant utilities and maintenance costs have increased $34,000 from $853,000 for the nine months ended March 31, 1996 to $887,000 for the nine month period ended March 31, 1997. The majority of the increase can be accounted for by an increase of $5,000 in the cost of snow removal, a $4,000 increase in the cost of trash and hazardous waste disposal and the balance for repairs to the heat pump system and water heaters at five of the facilities.

      Housekeeping and laundry costs have increased $60,000 when compared to the same nine month period last year. Labor costs have increased $42,000. The balance of the increase can be accounted for by the increase in the cost of supplies for both departments.

      Social Services and Activities costs have increased from $400,000 for the nine months ended March 31, 1996 to $483,000 for the nine months ended March 31, 1997. The increased cost is the result of the increase in staffing at all six of the facilities for these departments.

      Interest income has decreased $88,000 when compared to the same period last year as a result of the decrease in the notes receivable outstanding during the nine month period from the affiliated company, Rosewood Care Center Holding Co.

      Interest expense decreased $96,000 when compared to the same period last year. The decrease is the result of the decrease in the long term debt of the facility from $29,528,000 on March 31, 1996 to $27,861,000 as of March 31,
1997.

      The Facility Companies file a consolidated income tax return with their parent company, Rosewood Care Center Holding Co. The income of the Real Estate Companies is taxed at the individual shareholder level, as each real estate company is an S corporation. The amount reflected as income taxes is the facility companies' portion of federal and state taxes calculated for the nine months ended March 31, 1997 and 1996, on an annualized basis.


      Liquidity and Capital Resources
      -------------------------------

      As of March 31, 1997, the companies had approximately $2,414,000 in cash and cash equivalents and net working capital of approximately $1,920,000. There was a net increase in cash of $177,000 since June 30, 1996. For the nine months ended March 31, 1997, net cash provided by operations was $3,174,000. Net cash from investing activities was $787,000 of which $904,000 was received from Rosewood Care Center Holding Co. as payment on notes due from the affiliated company and $117,000 was used by the Companies for the purchase of personal property and equipment used in the operations of the facilities. Net cash used in financing activities aggregated $3,784,000 of which $1,511,000 was used to retire debt and $2,273,000 was used for the payment of dividends. The Companies believe they have adequate capital for operations and replacements for the coming year and the foreseeable future.

      Accounts receivable from private paying patients increased to $1,521,000 as of March 31, 1997, compared to $1,257,000 as of June 30, 1996. Accounts receivable from third party payers increased to $3,154,000 as of March 31, 1997, compared to $3,001,000 as of June 30, 1996. $1,550,000 of this amount is due from Medicare for unsettled cost reports through March 31, 1997 which are subject to audit.

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

PART II  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS.

      There were no material developments with respect to legal proceedings during the quarter ended March 31, 1997.

ITEM 2.  CHANGES IN SECURITIES.

      Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5.  OTHER INFORMATION.

      During the period ending September 30, 1996, ground was broken for the construction of the 60 bed expansion wing at Rosewood Care Center of Alton. There are certain restrictions on the construction of the expansion which are contained in the Loan Agreement and the Trust Indenture. In accordance with those restrictions, the construction is being executed by Alton Real Estate II, L.L.C., a separate entity from Alton Real Estate, Inc. which owns the existing nursing home. At March 31, 1997, exterior walls, interior bearing walls, and roof trusses and roof sheeting were complete.

      Although no new managed care contracts with large providers or covering large groups have been entered into, the companies continue to experience a trend in which case managers will contact a facility before a patient is discharged from a hospital and negotiate an individual managed care contract specific to that patient. Based on the specifically described needs of that patient, the facility will agree to an flat daily charge for that patient's stay which charge includes all items necessary to care for that patient. Although at March 31, 1997, the numbers of these contracts are not significant, the companies anticipate an increase in these or similar arrangements in the future.

      The companies continue to have discussions with large providers relating to managed care options. At March 31, 1997, no new contracts had been finalized.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   See Index to Exhibits on Page 34.

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


                                    ROSEWOOD CARE CENTERS CAPITAL
                                    FUNDING CORPORATION, Registrant



Dated:  May __, 1997          By:   /s/  Larry Vander Maten
                                    --------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    SWANSEA, Registrant


Dated:  May __, 1997          By:   /s/  Larry Vander Maten
                                    -------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    GALESBURG, Registrant



Dated:  May __, 1997          By:   /s/  Larry Vander Maten
                                    ------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer

                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    PEORIA, Registrant



Dated:  May __, 1997          By:   /s/  Larry Vander Maten
                                    -----------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                             SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    EAST PEORIA, Registrant



Dated:  May __, 1997          By:   /s/  Larry Vander Maten
                                    -----------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                             SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    ALTON, Registrant



Dated:  May __, 1997          By:   /s/  Larry Vander Maten
                                    ------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    MOLINE, Registrant



Dated:  May __, 1997          By:   /s/  Larry Vander Maten
                                    -----------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                             SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SWANSEA REAL ESTATE, INC., Registrant




Dated:  May __, 1997          By:   /s/  Larry Vander Maten
                                    ---------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal and Executive Officer
                                          and Principal Financial
                                          and Accounting Officer

                            SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GALESBURG REAL ESTATE, INC., Registrant




Dated:  May __, 1997          By:   /s/  Larry Vander Maten
                                    --------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                             SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PEORIA REAL ESTATE, INC., Registrant




Dated:  May __, 1997          By:   /s/  Larry Vander Maten
                                    ------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                         SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EAST PEORIA REAL ESTATE, INC., Registrant




Dated:  May __, 1997          By:   /s/  Larry Vander Maten
                                    -----------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                             SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALTON REAL ESTATE, INC., Registrant



Dated:  May __, 1997          By:   /s/  Larry Vander Maten
                                    -----------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                             SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MOLINE REAL ESTATE, INC., Registrant



Dated:  May 14, 1997          By:   /s/  Larry Vander Maten
                                    ------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

               ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION
                               Exhibit Index


These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K

Exhibit
Number                        Description
------                        -----------

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

10.10 Reference is made to the Lease between Alton Real Estate, Inc. and
      Rosewood Care Center, Inc. of Alton and the additional Leases listed on the Schedule filed on November 29, 1993 as Exhibit 10.10 of the Form 10-
      Q of Registrants.

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

                                     38