Form 10-K
period 1997-06-30
ROSEWOOD CARE CENTERS CAPITAL FUNDING CORP; ROSEWOOD CARE CENTER INC OF SWANSEA; ROSEWOOD CARE CENTER INC OF GALESBURG; ROSEWOOD CARE CENTER INC OF EAST PEORIA; ROSEWOOD CARE CENTER INC OF PEORIA; ROSEWOOD CARE CENTER INC OF ALTON; ROSEWOOD CARE CENTER INC OF MOLINE; SWANSEA REAL ESTATE INC; GALESBURG REAL ESTATE INC; EAST PEORIA REAL ESTATE INC
filed 1997-09-24
CIK 909110, 909113, 909114, 909115, 909116, 909117, 909118, 909120, 909121, 909122

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
  [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                       OR
  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 33-65948
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

      CERTAIN INFORMATION CALLED FOR ON ITEM 14 OF PART IV OF THIS FORM 10-K IS INCORPORATED BY REFERENCE TO REGISTRANTS' REGISTRATION STATEMENT (NO. 33-65948) DATED JULY 13, 1993 WHICH WAS DECLARED EFFECTIVE OCTOBER 14, 1993, REGISTRANTS' FORM 10-Q FILED NOVEMBER 29, 1993, REGISTRANTS' FORM 10-Q FILED FEBRUARY 11, 1994, REGISTRANTS' FORM 10-K FILED SEPTEMBER 28, 1994, REGISTRANTS' FORM 10-Q FILED FEBRUARY 14, 1995, REGISTRANTS' FORM 10-Q FILED MAY 15, 1995, REGISTRANTS' FORM 10-Q FILED FEBRUARY 13, 1996 AND REGISTRANTS' FORM 10-Q FILED MAY 14, 1996, REGISTRANTS' FORM 10-K FILED SEPTEMBER 26, 1996 AND REGISTRANTS' FORM 10-Q FILED NOVEMBER 13, 1996.

Index to Exhibits is on Page 72.

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

                           ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                                 INDEX
PART I                                                                                                           4

ITEM 1.   BUSINESS                                                                                               4
ITEM 2    PROPERTIES                                                                                            10
ITEM 3    LEGAL PROCEEDINGS                                                                                     11
ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                                                 11

PART II                                                                                                         12

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS                                                                                               12
ITEM 6.   SELECTED FINANCIAL DATA                                                                               12
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 13
ITEM 8.   COMBINED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                  20
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                  53

PART III                                                                                                        53

ITEM 10.  DIRECTORS AND OFFICERS OF THE COMPANY                                                                 53
ITEM 11.  EXECUTIVE COMPENSATION                                                                                53
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                        54
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                        55

PART IV                                                                                                         57

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K                                         57

(a) 1 and 2 Financial Statements and Financial Statement Schedule                                               57
(a) 3 Exhibits                                                                                                  57
(b) Reports on Form 8-K                                                                                         57
(c) Exhibits                                                                                                    57
(d) Financial Statement Schedule                                                                                57

SUPPLEMENTAL INFORMATION                                                                                        58

EXHIBIT INDEX                                                                                                   72

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

      Approximately 60% of the patients in the facilities are private paying, though all the facilities participate in both the Medicare and Medicaid programs. The majority of the patients have sufficient funds and desire at the outset to try restorative therapy, which is covered by Medicare and private insurance. The Medicare program and various forms of private payment are the principal payors for short-term nursing home care and rehabilitative services. Because of the high percentage of patients in the facilities that are private paying, the average daily rate of the facilities is higher than it would be if the facilities had a greater participation in the Medicaid program. All of the facilities currently participate in one or more managed care programs. The Companies are negotiating with additional third parties and expect to enter into additional managed care contracts in the future.

OPERATIONS

      Each skilled nursing facility is managed by an affiliated company, HSM Management Services, Inc., an Illinois corporation ("HSM Management"), pursuant to management agreements with each Guarantor. HSM Management provides a state-licensed nursing home administrator for each skilled nursing facility. HSM Management employs a director of operations and four directors of nursing who supervise operations at the six facilities owned by the Companies, as well as others. In addition, nursing staff at each skilled nursing facility is under the supervision of a state-licensed director of nursing who is an employee of the facility. The nursing staffs consist of registered nurses and licensed practical nurses, as well as nurses aides.
The facilities also contract with others to provide therapy services, medical and dietary consulting services, personal grooming services and recreational activities.

      The management agreements entered into with Hovan Enterprises, Inc. ("Hovan"), the predecessor of HSM Management, Inc. by each Guarantor on October 21, 1993, the bond issue date, continue in full force and effect after the merger of Hovan into HSM Management. All of the provisions of the management agreements apply to HSM Management in the same way they previously applied to Hovan.

REVENUE BY PAYOR

      The following table indicates the percentage of patient service revenue of the Companies by type of payor for the periods indicated.

                                                              FISCAL YEAR ENDED JUNE 30,
                                     1995                               1996                              1997
                                     ----                               ----                              ----
                                                               (Dollars in Thousands)
                             Amount       Percent             Amount          Percent            Amount          Percent
                             ------       -------             ------          -------            ------          -------
Private                      $16,827       65.0%              $17,079          62.0%             $17,808          60.0%
Medicare                       7,443       29.0                 9,293          33.0               10,142          35.0
Medicaid                       1,495        6.0                 1,319           5.0                1,494           5.0
                             -------      -----               -------         -----              -------         -----
Total                        $25,765      100.0%              $27,691         100.0%             $29,444         100.0%
                             =======      =====               =======         =====              =======         =====

OCCUPANCY BY LOCATION AS A PERCENTAGE OF AVAILABLE BEDS

      Each facility has the capacity of 120 beds. Most of the rooms are designed to be semi-private, with two beds per room. Some semi-private rooms are made available as private at a higher daily rate, thereby resulting in a lower number of available beds at a facility. The Companies focus on obtaining the highest average daily rate which may produce higher revenues even at lower occupancies, whereas if the facilities were principally Medicaid providers, maximum revenues could only be achieved with maximum occupancies. The Companies are addressing the decrease in occupancy at the facility in East Peoria which has occurred due to administrative turnover and operational difficulties. The following table indicates occupancy at each facility as a percentage of available beds for the periods indicated.

                                     1993        1994        1995        1996        1997
                                     ----        ----        ----        ----        ----
Swansea                              91.7%       96.6%       97.9%       99.5%       96.4%
Galesburg                            90.4        95.7        91.4        82.2        86.3
Alton                                90.2        97.1        95.7        97.6        98.1
Peoria                               79.8        91.6        89.7        86.4        88.9
East Peoria                          88.6        88.6        83.7        74.5        73.8
Moline                               91.0        94.5        94.8        89.2        91.7
                                     ----        ----        ----        ----        ----
Combined Average                     88.6%       93.8%       92.2%       87.7%       89.2%
                                     ====        ====        ====        ====        ====

MARKETING

      The Companies attempt to increase admissions through marketing programs. The Companies' marketing programs are executed under the direction of a full time marketing staff member employed by HSM Management. Marketing is done through direct mail, community programs and television. Although the Companies provide long-term nursing home care, their marketing strategy emphasizes short-term nursing home care for rehabilitative purposes. The Companies believe this emphasis has an appeal to a much larger private payor market than exists for strictly long-term care oriented nursing homes.

GOVERNMENTAL REGULATION AND REIMBURSEMENT

      The Companies' nursing facilities are required to comply with various federal and state health care regulations and statutes. Compliance with the state licensing regulations is a prerequisite for the operation of the facilities and for participation in government sponsored health care programs such as Medicaid and Medicare.

      All six facilities participate in the federally administered Medicare and Medicaid programs. Medicare is a health insurance program for the aged and certain other disabled individuals, operated by the federal government and administered by an insurance intermediary. As a result of the Companies' emphasis on short-term rehabilitative nursing care, which is covered by Medicare, the percentage of patient service revenue attributable to Medicare continues to be a significant sector of the Companies' total revenue.

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

      Changes in the reimbursement policies of such funding programs as a result of budget cuts by Federal and State governments or other legislative and regulatory actions could have a material adverse effect on the Companies' financial position, results of operations and cash flows.

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

      Under current reimbursement regulations, funds received under Medicare programs are subject to audit by the third party payor responsible for administering the facility account. This results either in amounts due to or from the facilities based on the actual costs of participating in the Medicare program during the year. Past audits of the Companies' reimbursements through the fiscal year ending June 30, 1994, have not resulted in any material adjustments for any of the Companies that were not otherwise indemnified for by private vendors to the Companies. In the audits of the Medicare program for all the facilities for the fiscal year ended June 30, 1995, the Companies experienced a material negative adjustment to their Medicare cost reports with regard to costs for therapy services furnished by a private vendor. The Companies were indemnified by the private vendor for most of that negative adjustment and the indemnification agreement remains in effect. Audits of the Medicare program for all the facilities have recently been completed through the fiscal year ended June 30, 1996 and did not result in any material adjustments for any of the Companies.

      Medicare reimbursement of routine operating costs is subject to a cap that is related to costs of similar providers. In cases where this cap is exceeded, the facility may obtain an exception if it can show that the excess costs are caused by "atypical services." All six of the facilities exceeded the cap by the aggregate amount of $539,000 in 1997. The Company is in the process of compiling the information necessary to apply for the exception for the facilities which qualify for 1997. The Company had applied for the exception for two facilities for 1994 and one facility for 1993 which were approved and paid during the current fiscal year aggregating $54,093. The Companies have claims filed and pending for two facilities for 1995 in the amount of $146,507. In addition, the Companies are compiling information to request an exception for all six facilities for the fiscal year ended June 30, 1996 in the amount of $225,563. Management cannot predict whether the Company will be successful in its application to the regulatory agency to grant the pending exceptions.

      In addition to the requirements for participation in the Medicare and Medicaid programs, the Companies' health care facilities are subject to annual licensing and other regulatory requirements of state authorities. In order to maintain the operators' licenses, the nursing facilities are inspected and must meet certain statutory and administrative requirements. These inspections are called surveys. The survey requirements relate to the physical condition of the building and equipment used in patient care, the quality and adequacy of personnel and the quality of medical care. In prior years, the Illinois Department of Public Health ("IDPH") sent each facility the results of its annual survey, citing deficiencies. The facility then conducted its own investigation and reported back to the IDPH with its plan of correction. IDPH only issued its letter that the facility was not in substantial compliance with applicable law and regulations if the facility did not promptly and appropriately respond and correct the deficiencies listed in IDPH's initial report to the facility of its survey results. The Health Care Financing Administration of the Department of Health and

Human Services ("HCFA") adopted new survey, certification and enforcement procedures by regulations effective July 1, 1995, to implement various Medicare and Medicaid provisions of the Omnibus Budget Reconciliation Act of 1987 ("OBRA"). In the last fiscal year, IDPH, in administering compliance with HCFA regulations, has begun a new procedure. Currently, the initial letter sent to each facility reporting the survey results states that the facility has been found not to be in substantial compliance due to the enumerated deficiencies. However, in the ordinary course, the letter further states that if the facility promptly and appropriately responds and corrects the deficiencies, IDPH is recommending that the facility be certified for continued participation in the Medicare and Medicaid programs. Although the Companies believe that, as a practical matter, IDPH will continue to administer its survey and correction procedures in substantially the same manner as in the past, there can be no assurance of what position HCFA and the IDPH will adopt in the future in regard to these survey letters citing routine deficiencies. There also can be no assurance that the Company will not be required to expend significant sums in order to maintain its licenses in the future.

      While federal regulations do not provide states with the grounds to curtail funding of their Medicaid cost reimbursement programs due to state budget deficiencies, the states have reduced funding in the past. No assurance can be given that the state will not do so in the future or that the future funding of Medicaid programs will remain comparable to the present level.

      Health care funding was again a prominent issue in the United States Congress during the past year. Proposals continue to be put forth which seek to reduce the costs of the Medicare and Medicaid programs by lowering the utilization of the programs and by controlling costs within the programs.

      As a result of the national pressure on health care costs, the Medicare program continues to face significant cutbacks and intense scrutiny. Due to this atmosphere, the Companies have continued to experience closer scrutiny and delays with regard to payment of claims under the Medicare program. The Companies do not expect this environment to improve in the near future and believe they will experience future problems relating to reimbursement, some of which could have a significant effect on operations.

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

      Alternative facilities, such as assisted living facilities, also compete with the Companies' facilities for the lower acuity residents. Unlike for skilled nursing facilities, it is not always necessary to obtain a CON in order to build these facilities. In addition, assisted living facilities are not always subject to the licensing requirements or the same level of inspection and other regulatory compliance as those for skilled nursing facilities.

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

      At the time the CON was granted for each of the Companies' skilled nursing facilities, the addition of such facilities resulted in an excess number of beds for purposes of future CON analysis. Under current CON regulations, existing facilities are given a preference in the opportunity to meet any additional need by expansion before a CON is issued for construction of a new facility. There continues to be pressure to repeal existing CON laws and there can be no assurance that the CON procedure will not be eliminated or changed in the future. Although the terms of the loan documents prohibit the Borrowing Companies from undertaking new construction, the Guarantors are not prohibited from operating additional facilities, including expansion facilities. All of the facilities are adjacent to excess acreage owned by affiliated companies and related companies are allowed to construct expansions to current facilities under certain conditions. At Galesburg and Alton, affiliated companies commenced construction of expansions during the 1997 fiscal year.

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

EMPLOYEES

      The REMIC and the Borrowing Companies have no employees. The Guarantors employed 524 persons at June 30, 1997. None of the employees of the Companies are covered by collective bargaining agreements. The Companies believe that their relations with their employees are good and they have never experienced a major labor dispute.

      The Company has experienced increases in its labor costs due to higher wages and greater benefits required to attract and retain qualified personnel. The federal government increased the minimum wage effective October 1, 1996 with another increase effective September 1, 1997. The legislation had little effect on the companies wage rates and the companies do not anticipate a material impact on their wage rates for the fiscal year ending June 30, 1998, since all Company employees earn wages in excess of the new minimum wage rates set by the federal government; however the Company believes there may be competitive pressure to increase wage levels in the future. The effect of the change in minimum wage levels is not expected to have a material effect on the Companies future operations because the Companies believe a significant portion of any increase would be reimbursed through Medicare and Medicaid rate increases.

      The Company is occasionally experiencing shortages in qualified personnel to staff the facilities, and it competes for personnel with other healthcare providers and service industries, which could adversely affect the availability of qualified personnel in the future.

ITEM 2. PROPERTIES.

THE FACILITIES

      Each of the facilities is a one story, 120 bed skilled nursing care facility consisting of approximately 38,000 to 40,000 square feet and situated on 4 to 7 acres. Each facility has been built within the last ten years, with poured concrete foundation and brick veneer exterior walls. The facilities were built by the Companies for use as skilled nursing facilities with modern design and high quality systems. Accordingly, the Companies believe the properties are well suited to present and future needs. The six facilities are encumbered by the first mortgages given to the REMIC.

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


                                                1993        1994        1995        1996        1997
                                                ----        ----        ----        ----        ----
STATEMENT OF OPERATIONS DATA:
Patient Service Revenue:
    Private........................            $15,083     $16,307     $16,827     $17,079     $17,808
    Medicare.......................              5,859       6,632       7,443       9,293      10,142
    Medicaid.......................              1,811       1,489       1,495       1,319       1,494
    Other Patient Revenues, Net of
        Expenses                                    80          76          74          62          76
                                               -------     -------     -------     -------     -------
    Total..........................             22,833      24,504      25,839      27,753      29,520
                                               -------     -------     -------     -------     -------
  Facility Expenses................             13,366      14,278      16,050      18,009      19,976
                                               -------     -------     -------     -------     -------
  Income After Facility Expenses...              9,467      10,226       9,789       9,744       9,544
                                               -------     -------     -------     -------     -------
  Nonfacility Expenses.............              2,141       2,867       2,772       2,829       2,815
                                               -------     -------     -------     -------     -------
  Income Before Incentives.........              5,552       7,359       7,017       6,915       6,729
  Incentive Management Fees and
    Officers' Bonuses..............             (1,528)     (2,573)     (2,221)     (2,167)     (2,040)
                                               -------     -------     -------     -------     -------
  Income From Operations...........              3,414       4,786       4,796       4,748       4,689
                                               -------     -------     -------     -------     -------
  Other Income (expenses)..........             (1,342)     (1,576)     (1,447)     (1,367)     (1,372)
                                               -------     -------     -------     -------     -------
  Income Before Taxes..............              2,072       3,210       3,349       3,381       3,317
  Income Tax (expense) Benefit.....               (299)       (346)       (336)       (306)       (270)
                                               -------     -------     -------     -------     -------
  Net Income ......................            $ 1,773     $ 2,864     $ 3,013     $ 3,075     $ 3,047
                                               =======     =======     =======     =======     =======
OTHER DATA:
  Net income available for debt
     service<F1>...................            $ 6,958     $ 9,075     $ 8,905     $ 8,788     $ 8,479
  Debt service coverage ratio<F2>..                           2.90x       2.85x       2.81x       2.71x

DIVIDENDS DECLARED ................            $ 1,649     $ 2,542     $ 2,819     $ 2,819     $ 2,947

                                                 1993       1994        1995        1996        1997
                                                 ----       ----        ----        ----        ----
BALANCE SHEET DATA:
Current Assets                                 $ 4,197     $ 5,916     $ 5,913     $ 6,960     $ 7,281
Total Assets                                    27,118      36,478      35,584      34,457      32,847
Current Liabilities                              2,689       4,147       4,726       5,136       5,353
Long-Term Debt                                  23,367      30,947      29,280      27,487      25,560
Stockholders Equity (Deficit)                    1,062       1,384       1,578       1,834       1,934

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      The Companies' operating strategy focuses on the average daily rate as well as on occupancy levels in order to maximize revenues from the facilities. The Companies principally market their services to private paying patients. Revenues from this market continued to grow in 1997. However, there was a significant decrease in net income during the last fiscal year at the facility in East Peoria, where occupancy decreased appreciably due to administrative turnover and operational difficulties.

      The Companies have continued their marketing emphasis on short-term convalescent care while continuing to provide long-term care. The number of short-term care patients and demand for ancillary rehabilitative and therapy services continues to increase. Revenues and expenses associated with rehabilitative and therapy have continued to increase through June 30, 1997.

      The Medicare program and various forms of private payment are principal payors for short-term nursing home care and rehabilitative services. All six of the facilities participate in the federally administered Medicare program. In May 1993, as a result of a change in state policy allowing limited participation in Medicaid, the Companies requested and received certification in the Medicaid program for a distinct number of beds in each facility. The Companies believe this is the most economically desirable participation in the Medicaid program for them. Medicare revenues are expected to remain at substantially the level experienced in fiscal year 1997. Private patient revenues continue to represent the major share of all patient service revenues. All of the Companies currently participate in one or more managed care programs. The Companies are negotiating with third parties and expect to enter into additional managed care contracts in the future.

OPERATING RESULTS

      YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

      Net Revenues. Net revenues increased to $29,520,000 for the year ended June 30, 1997, from $27,753,000 for the same period in 1996, an increase of $1,767,000 or 6.4%. Private pay revenue increased $729,000 from $17,079,000 for the year ended June 30, 1996 to $17,808,000 for the year ended June 30, 1997. Revenue generated from ancillary services for private paying patients decreased $161,000 while revenue from room charges increased $890,000 when compared to the same period last year. Private census has increased from 162,387 patient days for 1996 to 163,148 patient days for the current year ended June 30, 1997. The average room rate for the year ended June 30, 1997 has increased to $108 per day compared to $102 per day for the year ended June 30, 1996.

      Medicare revenue increased from $9,293,000 for the year ended June 30, 1996 to $10,142,000 for the year ended June 30, 1997, an increase of $849,000 or 9.1%. The Medicare census has decreased from 39,509 patient days for the year ended June 30, 1996 to 38,744 patient days for the year ended June 30, 1997. The increase in revenue is the direct result of an increase in the Companies' Medicare reimbursement rate resulting from the increase in ancillary services provided to residents.

      Medicaid revenue has increased from $1,319,000 for the year ended June 30, 1996 to $1,494,000 for the year ended June 30, 1997. The increase is the result of an increase in patient census from 20,772 patient days for the year ended June 30, 1996 compared to 22,654 patient days for the year ended June 30, 1997. The facilities have received a minor increase of approximately $2 per day in the reimbursement rate paid to the facilities for residents covered by the Medicaid program.

      The occupancy of the facilities remains strong, with an occupancy rate of 89.2% of available beds for the current year compared to an occupancy rate of 87.7% of available beds for the year ended June 30, 1996.

      Facility Operating Expense. Facility operating expenses increased to $19,976,000 for the year ended June 30, 1997, (or $88.96 per patient day) from $18,009,000 (or $80.88 per patient day) for the fiscal year ended June 30, 1996, an increase of $1,967,000 (or $8.08 per patient day).

      Administrative expenses increased $153,000 or 18.0%, from $851,000 for the year ended June 30, 1996 to $1,004,000 for the year ended June 30, 1997. After adjusting for inflation, the majority of the increase can be accounted for by the increase in marketing and advertising, employment ads, professional fees, and telephone. The cost per patient day aggregates $4.47 per patient day for the current fiscal year ended June 30, 1997 compared to $3.82 per patient day for the fiscal year ended June 30, 1996.

      Employee fringe benefits increased $477,000 when compared to the same period last year. The cost per patient day increased from $7.97 for 1996 to $10.02 for the current fiscal year ended June 30, 1997. The majority of the increase can be accounted for by the increase in payroll taxes, health insurance and the cost of workers' compensation insurance for the year. Payroll taxes increased as a result of the increase in staffing during the current fiscal year, along with an increase in the state unemployment tax rates. Full time employee equivalents aggregated 524 and 497 for 1997 and 1996 respectively. The cost of health insurance increased as a result of an increase in the number of employees covered under the Companies' health insurance programs and an increase in the annual premium cost paid by the Companies. The Companies are members of an association of nursing home operators within the State of Illinois which provides workers' compensation insurance coverage to its members at a substantial savings from that offered by the commercial insurance market. The premiums are based on actuarially determined rates established for the association applied to the actual payroll of the Companies. If during any covered year the claims exceed the estimated premiums, the Companies are required to reimburse the association for those expenditures. The Companies have participated in the program since 1991 and, prior to the current year, have not had the claims exceed the premiums paid to the association, which has resulted in major savings to the Companies in prior years. During the current year, the claims exceeded the premiums paid and the Companies were required to pay an additional premium aggregating $287,000 to cover the cost of the claims filed by employees for work related injuries. Management does not anticipate the claims exceeding the claim fund in the next fiscal year but cannot guarantee that additional payments will not be required in the future.

      Dietary expenses increased $113,000 or 6.3% compared to the same period last year. The increase is due to an increase in wages of $53,000 and an increase in unprepared food cost of $60,000. The cost per patient day aggregated $8.45 per patient day for the year ended June 30, 1997, compared to $8.08 per patient day for the year ended June 30, 1996.

      Nursing service increased $572,000 or 8.8% when compared to the same period last year. Nursing payroll has increased $473,000 from $5,803,000 for the prior fiscal year to $6,276,000 for the year ended June 30, 1997. Other nursing expenses increased approximately $99,000 when compared to the same period last year which was primarily the result of an increase in the cost of medical supplies.

      Ancillary services (which is comprised of physical therapy, occupational therapy, speech therapy, drugs and medical supplies), increased $418,000 from $4,560,000 for the year ended June 30, 1996 to $4,978,000 for the year ended June 30, 1997. The increases in cost are the result of the continued increase in therapy utilization by the residents of the facility, which services are primarily covered by Medicare.

      Plant utilities and maintenance increased from $1,121,000 for the year ended June 30, 1996 to $1,186,000 for the year ended June 30, 1997, an increase of $65,000 or 5.80%. The majority of the increase can be accounted for by the increase in repairs, snow removal and garbage collection. The cost of repairs has increased approximately $38,000 for the current year as a result of maintenance to the heat pump system at three of the facilities.
The cost of trash removal has increased $11,000 when compared to the same period last year. This is a result of the continued cost increase for the disposal of medical waste. The balance of the increase can be accounted for by increase in the cost of snow removal due to the harsh winter weather experienced at three of the locations.

      Housekeeping and laundry expenses increased from $851,000 for the year ended June 30, 1996 to $924,000 for the year ended June 30, 1997, an increase of $73,000 or 8.6%. The cost of payroll has increased $54,000 when compared to the same period last year, with the balance of the increase due to the increase in the cost of housekeeping supplies.

      Social service and activities has increased from $550,000 for the year ended June 30, 1996 to $646,000 for the year ended June 30, 1997. The increase is the result of staffing increases in the Social Service department at all of the facilities.

      Nonfacility Expense.   Real estate taxes decreased $22,000 when
compared to the same period last year. The reduction is the result of a decrease in the real estate assessment of two of the six facilities.

      Depreciation and amortization are virtually unchanged from the same period last year, increasing only $8,000 over the prior fiscal year.

      Incentive Fees. Incentive management fees decreased $131,000 when compared to the same period last year as a result of the decrease in the income before incentives of the nursing facilities.

      Officers' Bonuses. Officers' bonuses were awarded by the sole Director of the Companies in the amount of $192,000 for the current fiscal year, compared to $188,000 for the prior year ended June 30, 1996.

      Other Income and Expense. Interest income decreased $131,000 when compared to the same period last year as a result of the decrease in the notes receivable outstanding during the year with the affiliated company Rosewood Care Center Holding Co. from $8,056,000 for the year ended June 30, 1996 to $7,034,000 for the year ended June 30, 1997.

      Interest expense decreased $126,000 compared to the same period last year which is the result of the decrease in long term debt of the facilities.

      Income Taxes. Income taxes decreased $36,000 when compared to the same period last year. The real estate companies are taxed at the individual shareholder level and not the corporate level. A larger portion of the combined revenue of the Companies was sheltered in the real estate companies for the current fiscal year compared to the fiscal year ended June 30, 1996 which results in a decrease in income taxes for the current period.

      YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995


      Net Revenues. Net revenues increased to $27,753,000 for the year ended June 30, 1996, from $25,839,000 for the same period in 1995, an increase of $1,914,000 or 7.4%. Private revenue increased $252,000 or 1.5%, which was the result of an increase in the room revenue of $208,000 and a $44,000 increase in ancillary revenue during the 1996 fiscal year. Private census decreased to 162,387 patient days compared to a private census of 170,342 patient days for the fiscal year ended June 30, 1995. The average room rate for the year ended June 30, 1996 increased to $102 per day compared to $96 per day for 1995.

      Medicare revenue increased $1,850,000 or 24.9%, due to an increase in the Medicare reimbursement rate for the 1996 fiscal year, which was a direct result of the increase in the ancillary services provided to Medicare eligible residents. The Medicare census for the fiscal year ended June 30, 1996, aggregated 39,509 patient days compared to 40,049 for the fiscal year ended June 30, 1995.

      Medicaid revenue decreased $176,000 or 11.8% when compared to the same period in the 1995 fiscal year.

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

      Administrative expenses decreased $73,000 compared to the same period in the 1995 fiscal year, primarily as a result of a decrease in payroll expense for the 1996 fiscal year.

      Employee fringe benefit expenses decreased $32,000 compared to the same period for the prior fiscal year. The majority of the decrease was attributable to the decrease in the cost of workmen's compensation insurance.

      Dietary expenses increased $51,000 or 2.9% compared to the same period for the prior fiscal year, primarily due to inflation.

      Nursing expenses decreased $38,000 from $6,556,000 for 1995 to $6,518,000 for the year ended June 30, 1996. Nursing payroll expenses increased $303,000 from $5,500,000 for 1995 to $5,803,000 for 1996, while other nursing expenses decreased $341,000 compared to the same period in the prior fiscal year.

      Ancillary services (comprised of physical therapy, occupational therapy, speech therapy, drugs and medical supplies), increased $1,826,000 compared to the same period in the prior year. The increase in cost was the direct result of the increase in ancillary services billed to Medicare and private pay residents.

      Plant utilities and maintenance expenses increased $97,000 compared to the same period for the prior fiscal year.

      Housekeeping and laundry expenses increased $37,000 or 4.5% compared to the same period in the prior fiscal year. The majority of the increase was the result of an increase in the cost of supplies for those departments.

      Social service and activities expenses increased $91,000 or 19.8% compared to the same period for the prior fiscal year. The increase was attributable to an increase in staffing for those departments.

      Nonfacility Expense.   Real estate taxes and insurance increased
$36,000, which was the result of an increase in the cost of liability and property insurance of $10,000 and a $26,000 increase in real estate taxes.

      Depreciation and amortization expense increased $21,000 compared to the same period for the prior fiscal year. The increase was a result of leasehold improvements aggregating $159,000 and $171,000 for the fiscal years ended June 30, 1996 and 1995 respectively.

      Incentive Fees. Incentive management fees decreased $62,000 compared to the same period for the prior fiscal year as a result of the decrease in the income from operations of the nursing facilities. Incentive management fees are based on the combined performance of the six facilities. Officers' bonuses of $188,000 paid during 1996, compared to $180,000 for 1995, were awarded at the discretion of the Companies' sole director.

      Other Income and Expense. Interest income decreased $36,000 or 4.2% compared to the same period last year. The decrease was the result of a decrease in notes receivable from $9,332,000 from Rosewood Care Center Holding Co. for 1995 to $8,056,000 for the fiscal year ended June 30, 1996.

      Interest expense decreased $116,000 compared to the same period for the prior fiscal year, which was the result of the decrease in the outstanding long-term debt.

      Income Taxes. Income taxes decreased $30,000 while income before income taxes increased $32,000 because the real estate companies' income is taxed at the individual shareholder level and not the corporate level. A larger portion of the combined revenue of the companies was sheltered in the real estate companies for the 1996 fiscal year compared to the prior fiscal year.

INFLATIONARY FACTORS

      The health care industry is labor intensive. General operating expenses related to personnel, such as salaries and employee benefits, as well as expenses of dietary, medical and other supplies, are subject to normal inflationary factors. The Companies' response to such pressures has been to concurrently increase rates charged private paying patients. Any cost increases billed under Medicare are paid for at year-end as a part of the annual cost reimbursement settlement. Reimbursement of increased expenses from Medicaid may lag for up to 18 months. Although the Companies attempt to implement rate increases to compensate for increases in operating expenses, there can be no assurance that the Companies will always be able to do so in the future, which could adversely affect operations.

LIQUIDITY AND CAPITAL RESOURCES

      Overview. As of June 30, 1997 the Companies had approximately $2,320,000 in cash and cash equivalents and net working capital of approximately $1,928,000. The increase in cash of $83,000 is the result of cash from operations aggregating $3,932,000, up from $3,174,000 in 1996, cash from investing activities of $867,000 (the majority of which was from payments on notes with Rosewood Care Center Holding Co.) and cash used in financing activities of $4,716,000 (which is comprised of debt retirement aggregating $1,698,000 and payment of dividends aggregating $3,018,000).

      On October 21, 1993 the Companies refinanced their long term debt with the REMIC which issued $33,000,000 of its 7-1/4% First Mortgage Redeemable Bonds due November 1, 2013. Proceeds from the sale of the bonds were used to pay off the Companies' existing debt with a number of banks and to pay the loan costs, including issuance costs of the bonds. Per the terms of the loan documents, a reserve fund in the form of an irrevocable letter of credit in the amount of approximately $3,130,000 from a commercial bank rated "AA" has been established. The letter of credit is secured by cash and investments of Rosewood Care Center Holding Co. Remaining loan proceeds, net of loan costs, were loaned to an affiliate, Rosewood Care Center Holding Co., under unsecured promissory notes bearing interest at 7-1/4% per annum and having maturities of December 1999. The Companies are not contemplating nor aware of any significant replacement of equipment and property beyond comparable amounts expended in 1996 and 1997 because the facilities are all of recent construction, with an average age of eight years.

      The Companies believe they have adequate capital for operations and replacements for the coming year and the foreseeable future.

      Accounts Receivable. Private paying patients are billed monthly at the beginning of the month for that month's routine nursing care charges.
Charges for ancillary services are billed monthly in arrears. Accounts receivable from private paying patients decreased to $1,178,000 as of June 30, 1997, compared to $1,257,000 as of June 30, 1996. The amounts allowed for doubtful accounts aggregated $224,000 and $206,000 for 1997 and 1996 respectively, which is 15.9% and 14.1% of the outstanding balances. Accounts receivable from third parties increased to $3,409,000 as of June 30, 1997, compared with $3,001,000 as of June 30, 1996. $1,963,000 of this is due from Medicare for unsettled Medicare Cost Reports filed for the fiscal year ended June 30, 1997, which are subject to audit by the third party payor. $1,623,000 of this amount was received subsequent to the end of the 1997 fiscal year. With the Medicare program facing intense scrutiny and significant cutbacks, the Companies have experienced closer scrutiny of their Medicare cost reports and delays with regard to payment of claims. An additional effect of Medicare's delay has been delay of co-payment amounts received from private payors. Management does not presently anticipate any cash flow shortages during the next fiscal year, despite the increase in the amounts due from Medicare, unless Medicare administration and payment terms significantly further deteriorate.

      The Companies had no open lines of credit with any financial institution as of June 30, 1997.

      Governmental funding for health care programs continues to be under pressure. Health care funding was again a prominent issue in the United States Congress during the past year. Proposals continue to be put forth which seek to reduce the costs of the Medicare and Medicaid programs by lowering the utilization of the programs and by controlling costs within the programs.

      In August 1996, Congress passed the Health Insurance Portability and Accountability Act of 1996, which provides favorable changes in tax treatment of long term care insurance. It allows inclusion of long-term insurance in medical savings accounts. Although the Companies believe the legislation will have a favorable impact on the long-term care industry, the full effect is not readily determinable. The Companies can make no assurances as to the ultimate impact of this, or any future health care legislation on the Companies' financial position, results of operations or cash flows. Due to the current national environment surrounding health care, the Companies believe they will experience future problems relating to reimbursement, some of which could have a significant effect on operations.

      The Companies continue to monitor legislative and other health care developments and will attempt to structure contractual arrangements to minimize the impact of reductions in government reimbursement. However, changes in the reimbursement policies of Medicare and Medicaid as a result of budget cuts by federal and state governments or other legislative actions could have a significant adverse effect on the results of operations and cash flow of the Companies.


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

ITEM 8. COMBINED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.    ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

      Report of Rubin, Brown, Gornstein & Co.                             21
      Balance Sheet                                                       22
      Statement of Operations                                             23
      Statement of Cash Flows                                             24
      Notes to Financial Statements                                       25


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
            Peoria Real Estate, Inc.
            Alton Real Estate, Inc.
            Moline Real Estate, Inc.

      Report of Rubin, Brown, Gornstein & Co.                             30
      Combined Balance Sheet                                              31
      Combined Statement of Operations                                    33
      Combined Statement of Stockholders' Equity                          34
      Combined Statement of Cash Flows                                    35
      Notes to Combined Financial Statements                              36

3.    ROSEWOOD CARE CENTER COMPANIES FINANCIAL STATEMENT SCHEDULE

      Report of Rubin, Brown, Gornstein & Co. LLP                         51
      Schedule VIII   Valuation and Qualifying Accounts                   52

                            [Letterhead of RBG&CO.]



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
  and Stockholders of
Rosewood Care Centers
  Capital Funding Corporation


We have audited the accompanying balance sheet of Rosewood Care Centers Capital Funding Corporation as of June 30, 1996 and 1997 and the statements of operations and cash flows for the years ended June 30, 1995, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosewood Care Centers Capital Funding Corporation as of June 30, 1996 and 1997 and the results of its operations and cash flows for the years ended June 30, 1995, 1996 and 1997, in conformity with generally accepted accounting principles.



                                          /s/ Rubin, Brown, Gornstein & Co. LLP

September 12, 1997

                               ROSEWOOD CARE CENTERS
                            CAPITAL FUNDING CORPORATION
------------------------------------------------------------------------------------
                                   BALANCE SHEET
                               (DOLLARS IN THOUSANDS)






                                       ASSETS

                                                                  JUNE 30,
                                                        ----------------------------
                                                              1996            1997
                                                        ----------------------------
Cash and cash equivalents                                 $    262        $      1
Mortgage notes receivable, Rosewood
   Companies                                                29,280          27,581
Accrued interest receivable                                     --             167
------------------------------------------------------------------------------------
                                                          $ 29,542        $ 27,749
====================================================================================


                        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  First Mortgage Redeemable Bonds                         $ 29,363        $ 27,581
  Accrued expenses                                             178             167
------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                     29,541          27,748

STOCKHOLDERS' EQUITY
  Common stock:
    Authorized 30,000 shares of $1 par value; issued
      and outstanding 1,000 shares at issue price                1               1
------------------------------------------------------------------------------------
                                                          $ 29,542        $ 27,749
====================================================================================





------------------------------------------------------------------------------------
See the accompanying notes to financial statements.


                                   ROSEWOOD CARE CENTERS
                                CAPITAL FUNDING CORPORATION
-------------------------------------------------------------------------------------------
                                  STATEMENT OF OPERATIONS
                                   (DOLLARS IN THOUSANDS)








                                                            FOR THE YEARS
                                                            ENDED JUNE 30,
                                            -----------------------------------------------
                                                  1995              1996             1997
                                            -----------------------------------------------
Interest income                               $  2,299          $  2,183         $  2,057

Interest expense                                (2,299)           (2,183)          (2,057)
-------------------------------------------------------------------------------------------

Net income                                    $     --          $     --         $     --
===========================================================================================






-------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.


                                         ROSEWOOD CARE CENTERS
                                      CAPITAL FUNDING CORPORATION
--------------------------------------------------------------------------------------------------------
                                        STATEMENT OF CASH FLOWS
                                         (DOLLARS IN THOUSANDS)





                                                                        FOR THE YEARS
                                                                        ENDED JUNE 30,
                                                        ------------------------------------------------
                                                              1995              1996              1997
                                                        ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $     --          $     --          $     --
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Increase in accrued interest receivable                  --                --              (167)
       Decrease in accrued expenses                            (10)              (10)              (11)
--------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                          (10)              (10)             (178)

CASH FLOWS FROM INVESTMENT ACTIVITIES
   Repayments of mortgage notes receivable                   1,551             1,667             1,699

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of First Mortgage Redeemable Bonds            (1,542)           (1,657)           (1,782)
--------------------------------------------------------------------------------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                           (1)               --              (261)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                  263               262               262
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                   $    262          $    262          $      1
========================================================================================================








--------------------------------------------------------------------------------------------------------
See the accompanying notes to financial statements.


                             ROSEWOOD CARE CENTERS
                          CAPITAL FUNDING CORPORATION
--------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1997



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


--------------------------------------------------------------------------------

ROSEWOOD CARE CENTERS CAPITAL
 FUNDING CORPORATION
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


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

       The mortgage notes from the real estate companies require monthly principal and interest collections of $260,824 plus an additional annual principal collection of $720,000 for the first seven years, subject to certain conditions in the loan agreement. If all additional annual collections are made, the principal of the mortgage notes will be collected as follows:

                                                                                    ADDITIONAL
          YEARS ENDING                                                                  ANNUAL
          JUNE 30,                           TOTAL            SCHEDULED            COLLECTIONS
          -------------------------------------------------------------------------------------
          1998                          $  2,020,810         $  1,300,810          $   720,000
          1999                             2,071,044            1,351,044              720,000
          2000                             2,226,282            1,506,282              720,000
          2001                             2,393,161            1,673,161              720,000
          2002                             1,821,541            1,821,541                   --
          Thereafter                      17,048,618           17,048,618                   --
          -------------------------------------------------------------------------------------

                                        $ 27,581,456         $ 24,701,456          $ 2,880,000
          =====================================================================================

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


--------------------------------------------------------------------------------

ROSEWOOD CARE CENTERS CAPITAL
 FUNDING CORPORATION
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)

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

       The Companies have established with a trustee a 12-month debt service reserve fund consisting of a bank letter of credit for $3,129,889. The trustee is the custodian of the reserve fund.


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

--------------------------------------------------------------------------------

ROSEWOOD CARE CENTERS CAPITAL
 FUNDING CORPORATION
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


       Principal payments in the years subsequent to June 30, 1997 are approximately as follows:

          YEARS ENDING                                                              ADDITIONAL
          JUNE 30,                           TOTAL             SCHEDULED                ANNUAL
          -------------------------------------------------------------------------------------
          1998                          $  1,915,050         $  1,195,050          $   720,000
          1999                             2,058,606            1,338,606              720,000
          2000                             2,212,914            1,492,914              720,000
          2001                             2,378,790            1,658,790              720,000
          2002                             1,810,601            1,810,601                   --
          Thereafter                      17,205,495           17,205,495                   --
          -------------------------------------------------------------------------------------

                                        $ 27,581,456         $ 24,701,456          $ 2,880,000
          =====================================================================================


4.     STOCKHOLDERS' EQUITY

       Stockholders' equity consists of the following investments:

          Larry Vander Maten Revocable Trust            $   750
          Darrell Hoefling Revocable Trust                  250
                                               -----------------

                                                        $ 1,000
                                               =================

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


--------------------------------------------------------------------------------

ROSEWOOD CARE CENTERS CAPITAL
 FUNDING CORPORATION
--------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


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

       Estimated fair values of the Company's financial instruments, all of which are held for nontrading purposes, are as follows:

                                                                     1997
                                                       ------------------------------------
                                                            CARRYING            FAIR
                                                             AMOUNT             VALUE
                                                       ------------------------------------
          Mortgage notes receivable                       $ 27,581,456      $ 26,264,000
          First mortgage redeemable bonds                   27,581,456        26,264,000

       The estimated fair value amounts presented herein have been determined using available market information and appropriate valuation methodologies and are not necessarily indicative of the amounts the Company could realize in a current market exchange.


--------------------------------------------------------------------------------

                            [Letterhead of RBG&CO.]



                          INDEPENDENT AUDITORS' REPORT


To the Boards of Directors
  and Stockholders of
Rosewood Care Center Facility Companies
Rosewood Real Estate Companies
St. Louis, Missouri

We have audited the accompanying combined balance sheet of Rosewood Care Center Facility Companies and Real Estate Companies (see Note 1 of Notes to Combined Financial Statements) as of June 30, 1996 and 1997 and the combined statements of operations, stockholders' equity and cash flows for the years ended June 30, 1995, 1996 and 1997. These combined financial statements are the responsibility of the management of the Companies. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to in the first paragraph present fairly, in all material respects, the combined financial position of Rosewood Care Center Facility Companies and Real Estate Companies as of June 30, 1996 and 1997 and the combined results of operations and the combined cash flows for the years ended June 30, 1995, 1996 and 1997 in conformity with generally accepted accounting principles.


                                           /s/ Rubin, Brown, Gornstein & Co. LLP


September 12, 1997

                                ROSEWOOD CARE CENTER
                    FACILITY COMPANIES AND REAL ESTATE COMPANIES
--------------------------------------------------------------------------------------
                               COMBINED BALANCE SHEET
                               (DOLLARS IN THOUSANDS)
                                    PAGE 1 OF 2





                                       ASSETS

                                                                     JUNE 30,
                                                           ---------------------------
                                                                 1996           1997
                                                           ---------------------------
CURRENT ASSETS
   Cash and cash equivalents                                 $  2,237       $  2,320
   Accounts receivable - residents, net of allowance
     for doubtful accounts of $206 and $224, respectively       1,257          1,178
   Accounts receivable - third party payors                     3,001          3,409
   Interest receivable                                            326            256
   Prepaid insurance and other prepaids                            74             43
   Deferred income tax benefits                                    65             75
--------------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                    6,960          7,281
--------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT
   Land                                                           943            943
   Site improvements                                            2,101          2,140
   Buildings                                                   17,830         17,830
   Equipment                                                    3,636          3,702
   Leasehold improvements                                         272            322
--------------------------------------------------------------------------------------
                                                               24,782         24,937
   Less:  Accumulated depreciation                              6,435          7,370
--------------------------------------------------------------------------------------
        TOTAL PROPERTY, PLANT AND EQUIPMENT                    18,347         17,567
--------------------------------------------------------------------------------------

OTHER ASSETS
   Notes receivable from Rosewood Care Center
     Holding Co.                                                8,056          7,034
   Amortizable costs, net                                       1,094            965
--------------------------------------------------------------------------------------
        TOTAL OTHER ASSETS                                      9,150          7,999
--------------------------------------------------------------------------------------

                                                             $ 34,457       $ 32,847
======================================================================================






--------------------------------------------------------------------------------------
See the accompanying notes to combined financial statements.

                                 ROSEWOOD CARE CENTER
                     FACILITY COMPANIES AND REAL ESTATE COMPANIES
--------------------------------------------------------------------------------------
                                COMBINED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)
                                     PAGE 2 OF 2



                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     JUNE 30,
                                                           ---------------------------
                                                                 1996           1997
                                                           ---------------------------
CURRENT LIABILITIES
   Current maturities of long-term debt                      $  1,792       $  2,021
   Accounts payable - trade                                     1,136          1,083
   Dividends payable                                              614            543
   Accrued expenses:
     Salaries and payroll taxes                                   438            470
     Vacation and employee fringes                                124            244
     Real estate taxes                                            480            510
     Accrued interest                                              --            167
     Management fees - affiliate                                  464            265
     Income taxes                                                  88             50
--------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                               5,136          5,353
--------------------------------------------------------------------------------------

LONG-TERM DEBT
   Notes payable - Rosewood Care Centers Capital Funding
     Corporation                                               29,279         27,581
   Less:  Current maturities                                    1,792          2,021
--------------------------------------------------------------------------------------
        TOTAL LONG-TERM DEBT                                   27,487         25,560
--------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock                                                    65             65
   Paid-in capital                                                481            481
   Retained earnings                                            1,288          1,388
--------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                              1,834          1,934
--------------------------------------------------------------------------------------

                                                             $ 34,457       $ 32,847
======================================================================================




--------------------------------------------------------------------------------------
See the accompanying notes to combined financial statements.

                                         ROSEWOOD CARE CENTER
                             FACILITY COMPANIES AND REAL ESTATE COMPANIES
-----------------------------------------------------------------------------------------------------
                                   COMBINED STATEMENT OF OPERATIONS
                                        (DOLLARS IN THOUSANDS)

                                                                  FOR THE YEARS ENDED JUNE 30,
                                                           ------------------------------------------
                                                                 1995           1996           1997
                                                           ------------------------------------------
PATIENT SERVICE REVENUE
   Private                                                   $ 16,827       $ 17,079       $ 17,808
   Medicare                                                     7,443          9,293         10,142
   Medicaid                                                     1,495          1,319          1,494
   Other patient revenues, net of expenses                         74             62             76
-----------------------------------------------------------------------------------------------------
        TOTAL PATIENT REVENUES, NET OF EXPENSES                25,839         27,753         29,520
-----------------------------------------------------------------------------------------------------

  FACILITY EXPENSES
     Administrative expenses                                      924            851          1,004
     Employee fringe benefits                                   1,806          1,774          2,251
     Dietary                                                    1,733          1,784          1,897
     Nursing                                                    6,556          6,518          7,090
     Ancillary services                                         2,734          4,560          4,978
     Plant utilities and maintenance                            1,024          1,121          1,186
     Housekeeping and laundry                                     814            851            924
     Social service and activities                                459            550            646
-----------------------------------------------------------------------------------------------------
        TOTAL FACILITY EXPENSES                                16,050         18,009         19,976
-----------------------------------------------------------------------------------------------------

INCOME AFTER FACILITY EXPENSES                                  9,789          9,744          9,544
-----------------------------------------------------------------------------------------------------

  NONFACILITY EXPENSES
     Real estate taxes and insurance                              550            586            564
     Base management fees                                         792            792            792
     Illinois Medicaid assessments                                394            394            394
     Depreciation and amortization                              1,036          1,057          1,065
-----------------------------------------------------------------------------------------------------
        TOTAL NONFACILITY EXPENSES                              2,772          2,829          2,815
-----------------------------------------------------------------------------------------------------

INCOME BEFORE INCENTIVES                                        7,017          6,915          6,729

INCENTIVE MANAGEMENT FEES                                      (2,041)        (1,979)        (1,848)

OFFICERS' BONUSES                                                (180)          (188)          (192)
-----------------------------------------------------------------------------------------------------

        INCOME FROM OPERATIONS                                  4,796          4,748          4,689
-----------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest income                                                852            816            685
   Interest expense                                            (2,299)        (2,183)        (2,057)
-----------------------------------------------------------------------------------------------------
        TOTAL OTHER INCOME (EXPENSE)                           (1,447)        (1,367)        (1,372)
-----------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                      3,349          3,381          3,317

INCOME TAX EXPENSE                                               (336)          (306)          (270)
-----------------------------------------------------------------------------------------------------

NET INCOME                                                   $  3,013       $  3,075       $  3,047
=====================================================================================================


-----------------------------------------------------------------------------------------------------
See the accompanying notes to combined financial statements.

                                                   ROSEWOOD CARE CENTER
                                       FACILITY COMPANIES AND REAL ESTATE COMPANIES
-------------------------------------------------------------------------------------------------------------------------
                                        COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
                                     FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND 1997
                                                  (DOLLARS IN THOUSANDS)

                                                COMMON STOCK                                                      TOTAL
                                        ----------------------------        PAID-IN           RETAINED    STOCKHOLDERS'
                                          SHARES            AMOUNT           CAPITAL          EARNINGS           EQUITY
                                        ---------------------------------------------------------------------------------
Balance - June 30, 1994                   65,000              $ 65             $ 481          $    838         $  1,384
Net Income                                    --                --                --             3,013            3,013
Dividends Declared                            --                --                --            (2,819)          (2,819)
-------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 1995                   65,000                65               481             1,032            1,578
Net Income                                    --                --                --             3,075            3,075
Dividends Declared                            --                --                --            (2,819)          (2,819)
-------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 1996                   65,000                65               481             1,288            1,834
Net Income                                    --                --                --             3,047            3,047
Dividends Declared                            --                --                --            (2,947)          (2,947)
-------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 1997                   65,000              $ 65             $ 481          $  1,388         $  1,934
=========================================================================================================================




-------------------------------------------------------------------------------------------------------------------------
See the accompanying notes to combined financial statements.


                                                ROSEWOOD CARE CENTER
                                    FACILITY COMPANIES AND REAL ESTATE COMPANIES
-------------------------------------------------------------------------------------------------------------------
                                          COMBINED STATEMENT OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                                                FOR THE YEARS ENDED JUNE 30,
                                                                        -------------------------------------------
                                                                              1995            1996           1997
                                                                        -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $  3,013        $  3,075       $  3,047
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Loss on sale of equipment                                                 2              --             --
       Depreciation                                                            903             925            936
       Amortization                                                            133             132            129
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable - residents                135            (552)            79
         Increase in accounts receivable - third party
           payors                                                             (585)           (806)          (408)
         (Increase) decrease in other receivables, prepaids
           and deferred income tax benefit                                     (60)             26             90
         Increase (decrease) in accounts payable - trade                       135             481            (53)
         Increase in accrued salaries, taxes and fringes                        45             111            152
         Increase (decrease) in accrued real estate taxes                       29             (63)            30
         Decrease in accrued management fees                                   (30)            (73)          (199)
         Increase (decrease) in other payables and accruals                    107             (82)           129
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    3,827           3,174          3,932
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                         (171)           (159)          (155)
   Net receipts on notes with Rosewood Care Center
     Holding Co.                                                                24           1,276          1,022
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           (147)          1,117            867
-------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
   Repayments of notes with Rosewood Care Centers
     Capital Funding                                                        (1,551)         (1,667)        (1,698)
   Dividends paid                                                           (2,642)         (2,909)        (3,018)
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         (4,193)         (4,576)        (4,716)
-------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (513)           (285)            83

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                3,035           2,522          2,237
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF YEAR                                   $  2,522        $  2,237       $  2,320
===================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                                          $  2,299        $  2,183       $  1,890
   Income taxes paid                                                           184             190            313
-------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------------
See the accompanying notes to combined financial statements.

                              ROSEWOOD CARE CENTER
                  FACILITY COMPANIES AND REAL ESTATE COMPANIES
--------------------------------------------------------------------------------
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                          JUNE 30, 1995, 1996 AND 1997



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       REPORTING ENTITY AND OPERATIONS

       The combined financial statements include the accounts of six facility companies (C Corporations) and their six related real estate companies (S Corporations).

                                                                              COMMON STOCK
                                                     -------------------------------------------------------------------
                                                               SHARES
                                                     ----------------------------
                                                                     ISSUED AND
                                                       AUTHORIZED   OUTSTANDING                   PAR           AMOUNT
                                                     -------------------------------------------------------------------
       FACILITY COMPANIES:
          Rosewood Care Center, Inc. of -
            Swansea                                       100,000           500                No par         $    500
            Galesburg                                     100,000           500                No par              500
            Alton                                          30,000           500                    $1              500
            Peoria                                         30,000           500                     1              500
            East Peoria                                    30,000           500                     1              500
            Moline                                         30,000           500                     1              500

          REAL ESTATE COMPANIES:
            Swansea Real Estate, Inc.                      30,000        30,000                    $1           30,000
            Galesburg Real Estate, Inc.                    30,000        30,000                     1           30,000
            Alton Real Estate, Inc.                        30,000           500                     1              500
            Peoria Real Estate, Inc.                       30,000           500                     1              500
            East Peoria Real Estate, Inc.                  30,000           500                     1              500
            Moline Real Estate, Inc.                       30,000           500                     1              500
       -----------------------------------------------------------------------------------------------------------------

                                                          500,000        65,000                               $ 65,000
       =================================================================================================================

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



--------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
  AND REAL ESTATE COMPANIES
--------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

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

            LOCATION                                  DATE LICENSED
            ------------------------------------------------------------
            Swansea, Illinois                         October 8, 1987
            Galesburg, Illinois                       December 9, 1987
            Alton, Illinois                           May 15, 1989
            Peoria, Illinois                          June 12, 1989
            East Peoria, Illinois                     April 18, 1989
            Moline, Illinois                          May 6, 1990

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



--------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
  AND REAL ESTATE COMPANIES
--------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

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

       Accounts receivable - third party payor is comprised of amounts due from the state Medicaid and Federal Medicare Program for services provided to residents eligible for participation in those programs. Also included is an estimate for the settlement of the cost report to be submitted for the year ended June 30, 1997.

       ILLINOIS MEDICAID ASSESSMENT PLAN PAYMENTS

       Effective July 1, 1993, a nursing home licensing fee of $1.50 per licensed bed day was imposed by the State of Illinois. The nursing home license fee for the years ended June 30, 1997, 1996 and 1995 was $394,200 for each year.

       PROPERTY, EQUIPMENT AND DEPRECIATION

       Property and equipment are carried at cost. Depreciation is computed on the straight-line method for financial reporting purposes as follows:

                                                 DEPRECIABLE
                                                       LIVES
                                             -----------------
            Site improvements                       25 years
            Buildings                               40 years
            Equipment                               10 years
            Leasehold improvements                   7 years





--------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
  AND REAL ESTATE COMPANIES
--------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

       AMORTIZABLE COSTS

       Amortizable costs consist of bond issuance costs of $609,000 and underwriters discount of $841,500 which are being amortized over the term of the bond issue, on the interest method. Amortization expense aggregated $129,120 in 1997 and $131,553 in 1996.

                                                        1996              1997
                                               ---------------------------------
            Amortizable costs                    $ 1,450,500       $ 1,450,500
            Less:  Accumulated amortization          356,142           485,262
            --------------------------------------------------------------------
                                                 $ 1,094,358       $   965,238
            ====================================================================

       INCOME TAXES

       The six facility companies file a consolidated return with Rosewood Holding Company and its other facility companies. Income taxes are allocated to each facility based on its proportionate share of net income. The six real estate companies file separate S Corporation returns.

       Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes (for the facility companies) related primarily to differences between the basis of accounts receivable and property, plant and equipment for financial and income tax reporting. The deferred tax assets represent the future tax return consequences of those differences, which will be deductible when the liabilities are settled.

       CASH EQUIVALENTS

       The Companies consider all investments purchased with maturities of three months or less to be cash equivalents.

       ADVERTISING COSTS

       Advertising costs are expensed as incurred.

--------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
  AND REAL ESTATE COMPANIES
--------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

2.     RELATED PARTY TRANSACTIONS

       Related party interest is as follows:

                                                                                   JUNE 30,
                                                                     ------------------------------------
                                                                                 1996              1997
                                                                     ------------------------------------
       Interest receivable                                                  $ 326,352         $ 256,378
       ==================================================================================================
                                                                  FOR THE YEARS ENDED JUNE 30,
                                                 --------------------------------------------------------
                                                               1995              1996              1997
                                                 --------------------------------------------------------
       Interest income                                  $   696,599       $   702,600       $   574,504
       Interest expense                                   2,298,852         2,182,867         2,057,611

       The facility companies pay a management fee to HSM Management Services, Inc., which is 100% owned by Rosewood Holding Company for certain management functions as specified in the management agreements. An annual base fee of $1,100 per licensed bed is payable monthly plus additional incentive fees.

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

       Rosewood Holding Company, as licensee, grants the subsidiary facility companies a nonexclusive right to the use of the service mark "Rosewood Care Center" for an annual fee of $3,000 for each location. The total amount paid for 1995, 1996 and 1997 aggregated $18,000 for each year.






--------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
  AND REAL ESTATE COMPANIES
--------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

3.     NOTES RECEIVABLE FROM HOLDING COMPANY

       At the closing on the issuance of Rosewood Care Centers
       Capital Funding Corporation's (the REMIC) 7-1/4% First Mortgage Redeemable Bonds due November 1, 2013, $4,369,000 in excess proceeds were loaned to Rosewood Holding Company pursuant to notes to each Borrowing Company bearing interest at 7-1/4% per annum and having maturities of October 1996. Prior to their maturity, these notes were replaced with new notes having the same credit terms and maturing in December 1999. In addition, Rosewood Holding Company delivered notes for outstanding indebtedness to the Borrowing Companies in the aggregate principal amount of $2,686,000. These notes bore interest at 7% and matured December 31, 1997. In December 1993, Rosewood Holding Company obtained a letter of credit which was deposited with the Trustee of the Trust Indenture into the debt service reserve fund for the benefit of holders of the REMIC's 7-1/4% First Mortgage Redeemable Bonds due November 1, 2013. Cash of approximately $3,130,000 which was being held in the debt service reserve fund was then loaned to Rosewood Holding Company pursuant to 3-year notes bearing interest at 7-1/4% per annum. Thereafter, loans of excess cash to Rosewood Holding Company were made pursuant to a series of 3-year notes bearing interest at 7-1/4% per annum. As of June 30, 1994, all of the notes except for the notes signed at the bond closing (totalling $4,369,000) were cancelled and replaced with six (6) new revolving credit notes. As of June 30, 1996, those notes were cancelled and replaced with new revolving credit notes which allow Rosewood Holding Company to borrow, pursuant to the revolving credit notes an aggregate of up to $9,100,000 from the Borrowing Companies. The new revolving credit notes also bear interest at a rate of 7-1/4% per annum and mature December 31, 1999. The outstanding balance of the notes signed at the bond closing was $3,485,000 at June 30, 1996 and $2,841,097 at June 30, 1997. The
       outstanding balance of the revolving credit notes was $4,570,448 at June 30, 1996 and $4,192,615 at June 30, 1997. All of the notes from Rosewood Holding Company to the Borrowing Companies are pledged to the Trustee under the Trust Indenture as additional collateral security for repayment of the REMIC's 7-1/4% First Mortgage Redeemable Bonds due November 1, 2013.





--------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
  AND REAL ESTATE COMPANIES
--------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

4.     LONG-TERM DEBT

       Long-term debt consists of:

                                                                          1996              1997
                                                             -------------------------------------
       NOTES PAYABLE - RELATED PARTIES:
         Notes payable - Rosewood Care Centers Capital
         Funding Corporation, payable in monthly installments
         of $260,824 plus an additional principal payment of
         $720,000 due annually on December 1, 1994 through
         December 1, 2000, interest at 7-1/4% per year, with
         final payment due November 1, 2013                       $ 29,279,548      $ 27,581,456
       ===========================================================================================

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



--------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
  AND REAL ESTATE COMPANIES
--------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

       The Loan Agreement also contains certain covenants relating to the consolidation of companies, restrictions on indebtedness, transfers of property, expansion of facilities, and the commingling of funds.

       The Companies have established with a trustee a 12-month debt service reserve fund consisting of a bank letter of credit for $3,129,889. The trustee is the custodian of the reserve fund.

       The scheduled maturities of long-term debt at June 30, 1997 are as follows:

            YEAR                                      AMOUNT
            ------------------------------------------------
            1998                                $  2,020,810
            1999                                   2,071,044
            2000                                   2,226,282
            2001                                   2,393,161
            2002                                   1,821,541
            Thereafter                            17,048,618
            ------------------------------------------------
                                                $ 27,581,456
            ================================================

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



--------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
  AND REAL ESTATE COMPANIES
--------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

       Estimated fair values of the Company's financial instruments, all of which are held for nontrading purposes, are as follows:

                                                                               1997
                                                             ----------------------------------------
                                                                   CARRYING                    FAIR
                                                                     AMOUNT                   VALUE
                                                             ----------------------------------------
       Notes receivable from Rosewood Care
         Center Holding Co.                                    $  7,033,712           Not estimated
       Long-term debt                                            27,581,456            $ 26,264,000

       The estimated fair value amounts presented herein have been determined using available market information and appropriate valuation methodologies and are not necessarily indicative of the amounts the Company could realize in a current market exchange.


6.     INCOME TAXES

       Income tax expense (benefit) consists of:

                                                               1995                 1996                 1997
                                                   ------------------------------------------------------------
       Computed expected tax expense                   $  1,138,700           $  973,700         $  1,104,800
       State income taxes                                   201,000              171,800              199,000
       Portion of "expected" tax on
          S Corporation earnings for which tax
          will be paid at the individual level           (1,003,700)            (839,500)          (1,033,800)
       --------------------------------------------------------------------------------------------------------
       Income taxes                                    $    336,000           $  306,000         $    270,000
       ========================================================================================================

       Current                                         $    343,500           $  333,300         $    274,500
       Deferred                                              (7,500)             (27,300)              (4,500)
       --------------------------------------------------------------------------------------------------------

                                                       $    336,000           $  306,000         $    270,000
       ========================================================================================================

       FACILITY COMPANIES

       The facility companies provide for deferred taxes on temporary differences between amounts reported for financial statement and income tax purposes of the facility companies, which are taxed under Subchapter C of the Internal Revenue Code of 1986. The estimated tax effect of each temporary difference is as follows:




--------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
  AND REAL ESTATE COMPANIES
--------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

                                                               1996              1997
                                                       --------------------------------
       Allowance for doubtful accounts                     $ 82,600          $ 89,600
       Book versus tax difference between basis
          of property, plant and equipment                   18,100            14,600
       --------------------------------------------------------------------------------

                                                           $ 64,500          $ 75,000
       ================================================================================

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

       Income of the real estate companies is taxed at the individual shareholder level and not at the corporate level.


7.     DIVIDENDS

       Dividends declared were as follows:

                                                                   1996                                   1997
                                                  -------------------------------------  ----------------------------------------
                                                       PER SHARE            AGGREGATE         PER SHARE               AGGREGATE
                                                  -------------------------------------------------------------------------------
       FACILITY COMPANIES:
          Rosewood Care Center, Inc. of:
             Swansea                                  $   185.80          $    92,900        $   209.20             $   104,600
             Galesburg                                     94.20               47,100            102.80                  51,400
             Alton                                        227.60              113,800            225.20                 112,600
             Peoria                                       122.00               61,000             90.00                  45,000
             Moline                                       136.20               68,100            166.00                  83,000
             East Peoria                                    8.60                4,300                --                      --

       REAL ESTATE COMPANIES:
          Swansea Real Estate, Inc.                        15.05              451,400             17.23                 516,800
          Galesburg Real Estate, Inc.                      13.54              406,100             15.78                 473,400
          Alton Real Estate, Inc.                       1,037.20              518,600          1,074.60                 537,300
          Peoria Real Estate, Inc.                        795.80              397,900            671.80                 335,900
          East Peoria Real Estate, Inc.                   474.00              237,000            403.20                 201,600
          Moline Real Estate, Inc.                        842.40              421,200            971.40                 485,700
                                                                      -----------------                         -----------------
                                                                          $ 2,819,400                               $ 2,947,300
                                                                      =================                         =================


--------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
  AND REAL ESTATE COMPANIES
--------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

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


9.     SUMMARIZED COMBINING FINANCIAL INFORMATION

       Summarized condensed combining financial information for the facility companies and the real estate companies is as follows:

       Balance sheet information (Dollars in thousands):

                                                                             REAL
                                                 FACILITY                  ESTATE                            COMBINED
                                                COMPANIES               COMPANIES     ELIMINATIONS          COMPANIES
                                              -------------------------------------------------------------------------
       JUNE 30, 1996
         Current assets                           $ 6,626                $    930         $   (596)          $  6,960
         Noncurrent assets                          1,944                  29,991           (4,438)            27,497
       ----------------------------------------------------------------------------------------------------------------

         Total assets                             $ 8,570                $ 30,921         $ (5,034)          $ 34,457
       ================================================================================================================

         Current liabilities                      $ 3,396                $  2,335         $   (596)          $  5,136
         Noncurrent liabilities                     4,439                  27,487           (4,438)            27,487
       ----------------------------------------------------------------------------------------------------------------
         Total liabilities                          7,835                  29,822           (5,034)            32,623
         Stockholders' equity                         735                   1,099               --              1,834
       ----------------------------------------------------------------------------------------------------------------
         Total liabilities and
           stockholders' equity                   $ 8,570                $ 30,921         $ (5,034)          $ 34,457
       ================================================================================================================

--------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
  AND REAL ESTATE COMPANIES
--------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

                                                                             REAL
                                                 FACILITY                  ESTATE                            COMBINED
                                                COMPANIES               COMPANIES     ELIMINATIONS          COMPANIES
                                              -------------------------------------------------------------------------
       JUNE 30, 1997
         Current assets                           $ 6,749                $    842         $   (310)          $  7,281
         Noncurrent assets                          2,347                  28,546           (5,327)            25,566
       ----------------------------------------------------------------------------------------------------------------

         Total assets                             $ 9,096                $ 29,388         $ (5,637)          $ 32,847
       ================================================================================================================

         Current liabilities                      $ 2,994                $  2,669         $   (310)          $  5,353
         Noncurrent liabilities                     5,327                  25,560           (5,327)            25,560
       ----------------------------------------------------------------------------------------------------------------
         Total liabilities                          8,321                  28,229           (5,637)            30,913
         Stockholders' equity                         775                   1,159               --              1,934
       ----------------------------------------------------------------------------------------------------------------
         Total liabilities and
           stockholders' equity                   $ 9,096                $ 29,388         $ (5,637)          $ 32,847
       ================================================================================================================

       Statement of Operations information (Dollars in thousands):

                                                                               REAL
                                                   FACILITY                  ESTATE                            COMBINED
                                                  COMPANIES               COMPANIES      ELIMINATIONS         COMPANIES
                                              ---------------------------------------------------------------------------
       YEAR ENDED JUNE 30, 1995
           Gross revenues                         $  25,839                $  5,342          $ (5,342)        $  25,839
           Costs and expenses                       (25,118)                 (1,267)            5,342           (21,043)
       ------------------------------------------------------------------------------------------------------------------
           Income from operations                       721                   4,075                --             4,796
           Other expenses                              (288)                 (1,495)               --            (1,783)
       ------------------------------------------------------------------------------------------------------------------

           Net income                             $     433                $  2,580          $     --         $   3,013
       ==================================================================================================================

       YEAR ENDED JUNE 30, 1996
           Gross revenues                         $  27,753                $  5,302          $ (5,302)        $  27,753
           Costs and expenses                       (26,997)                 (1,310)            5,302           (23,005)
       ------------------------------------------------------------------------------------------------------------------
           Income from operations                       756                   3,992                --             4,748
           Other expenses                              (310)                 (1,363)               --            (1,673)
       ------------------------------------------------------------------------------------------------------------------

           Net income                             $     446                $  2,629          $     --         $   3,075
       ==================================================================================================================

       YEAR ENDED JUNE 30, 1997
           Gross revenues                         $  29,520                $  5,211          $ (5,211)        $  29,520
           Costs and expenses                       (28,767)                 (1,275)            5,211           (24,831)
       ------------------------------------------------------------------------------------------------------------------
           Income from operations                       753                   3,936                --             4,689
           Other expenses                              (317)                 (1,325)               --            (1,642)
       ------------------------------------------------------------------------------------------------------------------

           Net income                             $     436                $  2,611          $     --         $   3,047
       ==================================================================================================================


--------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
  AND REAL ESTATE COMPANIES
--------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

       Statement of Cash Flows Information (Dollars in thousands):

                                                                                  REAL
                                                            FACILITY            ESTATE                             COMBINED
                                                           COMPANIES         COMPANIES       ELIMINATIONS         COMPANIES
                                                       ----------------------------------------------------------------------
       YEAR ENDED JUNE 30, 1995:

       CASH FLOWS FROM OPERATING ACTIVITIES
           Net income                                        $   433          $  2,580             $   --          $  3,013
           Adjustments to reconcile net income to net
             cash provided by (used in) operating
             activities:
               Loss on sale of equipment                          --                 2                 --                 2
               Depreciation and amortization                      16             1,020                 --             1,036
               Change in assets and liabilities:
                 Decrease in accounts receivable -
                   residents                                     135                --                 --               135
                 Increase in accounts receivable -
                   third party payors                           (585)               --                 --              (585)
                 (Increase) decrease in other
                   receivables and prepaids                      261               276               (597)              (60)
                 Increase in accrued management fees             (30)               --                 --               (30)
                 Increase (decrease) in accounts
                   payable and other accrued
                   expenses                                     (265)              (16)               597               316
       ----------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY (USED IN) OPERATING
           ACTIVITIES                                            (35)            3,862                 --             3,827
       ----------------------------------------------------------------------------------------------------------------------

       CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of property and equipment                   (127)              (44)                --              (171)
           Net (advances) payments on notes with
             Rosewood Care Holding Co.                            --                24                 --                24
       ----------------------------------------------------------------------------------------------------------------------
       NET CASH USED IN INVESTING ACTIVITIES                    (127)              (20)                --              (147)
       ----------------------------------------------------------------------------------------------------------------------

       CASH FLOW FROM FINANCING ACTIVITIES
           Repayments of notes                                    --            (1,551)                --            (1,551)
           Dividends paid                                       (356)           (2,286)                --            (2,642)
       ----------------------------------------------------------------------------------------------------------------------
       NET CASH USED IN FINANCING ACTIVITIES                    (356)           (3,837)                --            (4,193)
       ----------------------------------------------------------------------------------------------------------------------

       NET INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                                          (518)                5                 --              (513)

       CASH AND CASH EQUIVALENTS - BEGINNING OF
           YEAR                                                3,029                 6                 --             3,035
       ----------------------------------------------------------------------------------------------------------------------

       CASH AND CASH EQUIVALENTS - END OF YEAR               $ 2,511          $     11             $   --          $  2,522
       ======================================================================================================================


--------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
  AND REAL ESTATE COMPANIES
--------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

                                                                                  REAL
                                                            FACILITY            ESTATE                              COMBINED
                                                           COMPANIES         COMPANIES        ELIMINATIONS         COMPANIES
                                                       -----------------------------------------------------------------------
       YEAR ENDED JUNE 30, 1996:

       CASH FLOWS FROM OPERATING ACTIVITIES
           Net income                                       $    446          $  2,629              $   --          $  3,075
           Adjustments to reconcile net income to net
             cash provided by (used in) operating
             activities:
               Depreciation and amortization                      34             1,023                  --             1,057
               Change in assets and liabilities:
                 Decrease in accounts receivable -
                   residents                                    (552)               --                  --              (552)
                 Increase in accounts receivable -
                   third party payors                           (806)               --                  --              (806)
                 (Increase) decrease in other
                   receivables and prepaids                       (3)              625                (596)               26
                 Increase in accrued management fees             (73)               --                  --               (73)
                 Increase (decrease) in accounts
                   payable and other accrued
                   expenses                                     (149)               --                 596               447
       -----------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY (USED IN) OPERATING
           ACTIVITIES                                         (1,103)            4,277                  --             3,174
       -----------------------------------------------------------------------------------------------------------------------

       CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of property and equipment                    (80)              (79)                 --              (159)
           Net (advances) payments on notes with
             Rosewood Care Holding Co.                         1,396              (120)                 --             1,276
       -----------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY (USED IN) INVESTING
           ACTIVITIES                                          1,316              (199)                 --             1,117
       -----------------------------------------------------------------------------------------------------------------------

       CASH FLOW FROM FINANCING ACTIVITIES
           Repayments of notes                                    --            (1,667)                 --            (1,667)
           Dividends paid                                       (498)           (2,411)                 --            (2,909)
       -----------------------------------------------------------------------------------------------------------------------
       NET CASH USED IN FINANCING ACTIVITIES                    (498)           (4,078)                 --            (4,576)
       -----------------------------------------------------------------------------------------------------------------------

       NET INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                                          (285)               --                  --              (285)

       CASH AND CASH EQUIVALENTS - BEGINNING OF
           YEAR                                                2,511                11                  --             2,522
       -----------------------------------------------------------------------------------------------------------------------

       CASH AND CASH EQUIVALENTS - END OF YEAR              $  2,226          $     11              $   --          $  2,237
       =======================================================================================================================



--------------------------------------------------------------------------------


ROSEWOOD CARE CENTER FACILITY COMPANIES
  AND REAL ESTATE COMPANIES
--------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)


                                                                                  REAL
                                                            FACILITY            ESTATE                             COMBINED
                                                           COMPANIES         COMPANIES       ELIMINATIONS         COMPANIES
                                                       ----------------------------------------------------------------------
       YEAR ENDED JUNE 30, 1997:

       CASH FLOWS FROM OPERATING ACTIVITIES
           Net income                                        $   436          $  2,611            $    --          $  3,047
           Adjustments to reconcile net income to net
             cash provided by (used in) operating
             activities:
               Depreciation and amortization                      45             1,020                 --             1,065
               Change in assets and liabilities:
                 Decrease in accounts receivable -
                   residents                                      79                --                 --                79
                 Increase in accounts receivable -
                   third party payors                           (408)               --                 --              (408)
                 (Increase) decrease in other
                   receivables and prepaids                       24               352               (286)               90
                 Decrease in accrued management
                   fees                                         (199)               --                 --              (199)
                 Increase (decrease) in accounts
                   payable and other accrued
                   expenses                                     (200)              172                286               258
       ----------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY (USED IN) OPERATING
           ACTIVITIES                                           (223)            4,155                 --             3,932
       ----------------------------------------------------------------------------------------------------------------------

       CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of property and equipment                    (50)             (105)                --              (155)
           Net (advances) receipts on notes with affiliates      491              (491)                --                --
           Net receipts on notes with Rosewood Care
             Holding Co.                                          --             1,022                 --             1,022
       ----------------------------------------------------------------------------------------------------------------------
       NET CASH PROVIDED BY INVESTING ACTIVITIES                 441               426                 --               867
       ----------------------------------------------------------------------------------------------------------------------

       CASH FLOW FROM FINANCING ACTIVITIES
           Repayments of notes                                    --            (1,698)                --            (1,698)
           Dividends paid                                       (400)           (2,618)                --            (3,018)
       ----------------------------------------------------------------------------------------------------------------------
       NET CASH USED IN FINANCING ACTIVITIES                    (400)           (4,316)                --            (4,716)
       ----------------------------------------------------------------------------------------------------------------------

       NET INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                                          (182)              265                 --                83

       CASH AND CASH EQUIVALENTS - BEGINNING OF
           YEAR                                                2,226                11                 --             2,237
       ----------------------------------------------------------------------------------------------------------------------

       CASH AND CASH EQUIVALENTS - END OF YEAR               $ 2,044          $    276            $    --          $  2,320
       ======================================================================================================================



--------------------------------------------------------------------------------


                       INDEPENDENT AUDITORS' REPORT







Board of Directors
Rosewood Care Center Facility
  and Real Estate Companies
St. Louis, Missouri

We have audited, in accordance with generally accepted auditing standards, the combined financial statements of Rosewood Care Center Facility Companies and Real Estate Companies as of June 30, 1996 and 1997 and for each of three years in the period ended June 30, 1995, 1996 and 1997, and have issued our report thereon dated September 12, 1997. The combined financial statement schedules are the responsibility of the Company's management and are presented for the purpose of complying with Securities and Exchange
Commission's rules and are not part of the combined financial statements.
These schedules have been subjected to the auditing procedures applied in the audit of the combined financial statements and, in our opinion, presents fairly in all material respects the financial data required to be set forth herein in relation to the combined financial statements taken as a whole.



                                    /s/ Rubin, Brown, Gornstein & Co. LLP
                                    RUBIN, BROWN, GORNSTEIN & CO. LLP


St. Louis, Missouri
September 12, 1997





--------------------------------------------------------------------------------


                                        ROSEWOOD CARE CENTER FACILITIES COMPANIES
                                                AND REAL ESTATE COMPANIES
-------------------------------------------------------------------------------------------------------------------------


                                                                                                            Schedule VIII
                                                                                                         Reg S-X210.12-09




VALUATION AND QUALIFYING ACCOUNTS
   (DOLLARS IN THOUSANDS)
           A                                    B                     C                         D                E
-------------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                        -------------------------------
                                                                             CHARGED
                                            BALANCE AT     CHARGED TO       TO OTHER                         BALANCE AT
                                             BEGINNING      COSTS AND     ACCOUNTS -       DEDUCTIONS -          END OF
      DESCRIPTION                            OF PERIOD       EXPENSES       DESCRIBE           DESCRIBE          PERIOD
-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 1995:

   Allowance for doubtful accounts               $ 102           $ 18           $ --              $  --           $ 120
=========================================================================================================================


YEAR ENDED JUNE 30, 1996:

   Allowance for doubtful accounts               $ 120           $ 86           $  --             $  --           $ 206
=========================================================================================================================


YEAR ENDED JUNE 30, 1997:

   Allowance for doubtful accounts               $ 206           $ 18           $  --             $  --           $ 224
=========================================================================================================================




--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There were no changes in or disagreements with accountants on accounting and financial disclosures during the fiscal year ended June 30, 1997.


                                   PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

      The following table lists the directors and executive officers of the REMIC and each of the Companies, their ages and their positions. The director serves for a term of one year. Each executive officer serves at the pleasure of the director.

               Name                Age          Position with the Issuer
               ----                ---          ------------------------
      Larry D. Vander Maten         51          Director, President
                                                and Principal Financial and
                                                Accounting Officer

      Darrell D. Hoefling           47          Vice President

      Louis Netemeyer               50          Controller, Secretary
                                                and Treasurer

      MR. VANDER MATEN is a founder and principal shareholder (through his trust or his family limited partnership) of the REMIC and the Companies. Mr. Vander Maten is actively involved in related companies in which Mr. Vander Maten, his trust or his family limited partnership is the principal shareholder. Such businesses have the same management as and operate substantially similar businesses or businesses closely related to that of the Companies. Mr. Vander Maten also serves on the Board of Directors of Charlestown, a life care retirement community in Baltimore, Maryland and Henry Ford Village, a life care retirement community in Dearborn, Michigan.

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

      THE FOLLOWING TABLE SETS FORTH CERTAIN INFORMATION WITH RESPECT TO THE ANNUAL COMPENSATION PAID OR ACCRUED FOR FISCAL YEAR ENDED JUNE 30, 1997 TO THE CHIEF EXECUTIVE OFFICER OF THE REMIC AND THE COMPANIES AND TO THE ONLY OTHER EXECUTIVE OFFICER WHOSE TOTAL SALARY EXCEEDED $100,000 DURING SUCH FISCAL YEAR.

Name and Principal Position           Salary                   Bonus
---------------------------           ------                   -----
Larry D. Vander Maten
   President                        $323,000 <F1>           $144,000 <F2>
Darrell D. Hoefling
   Vice President                   $231,000 <F1>           $ 48,000 <F2>

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

                                                                        Percent
Type of Stock     Name and Address of Owner                             of Ownership
-------------     -------------------------                             ------------
Common Stock      Larry D. Vander Maten, as Trustee of
                  Larry D. Vander Maten Revocable Trust                 75%
                  Or
                  Vander Maten Family Limited Partnership,

                  11701 Borman Drive, Suite 315
                  St. Louis, Missouri  63146

Common Stock      Darrell D. Hoefling, as Trustee of
                  Darrell D. Hoefling Revocable Trust                   25%
                  Or
                  Hoefling Family Limited Partnership

                  11701 Borman Drive, Suite 315
                  St. Louis, Missouri  63146

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During 1997 and 1996 the Companies loaned excess cash to an affiliate, Rosewood Care Center Holding Co., pursuant to certain promissory notes. Rosewood Care Center Holding Co. is owned 75% by Mr. Vander Maten's family limited partnership and 25% by Mr. Hoefling's family limited partnership.
Mr. Vander Maten and Mr. Hoefling through their respective controlled corporations act as general partner of their respective limited partnerships. Mr. Vander Maten is the president and sole director and Mr. Hoefling is the vice president of Rosewood Care Center Holding Co. The highest amount of such indebtedness by Rosewood Care Center Holding Co. to the Companies during 1997 and 1996 was $9,571,000 and $10,953,000 respectively. At June 30, 1997 and 1996, the amount of such indebtedness of Rosewood Care Center Holding Co. to the Companies was $7,033,712 and $8,055,448 respectively.

      At the closing on the issuance of the REMIC's 7 1/4% First Mortgage Redeemable Bonds due November 1, 2013, $4,369,000 in excess proceeds were loaned to Rosewood Care Center Holding Co. pursuant to notes to each Borrowing Company bearing interest at 7 1/4% per annum and having maturities of October 1997. As of June 30, 1996, when the remaining balance of the notes aggregated $3,485,000, the original notes were cancelled and replaced with notes bearing interest at 7 1/4% per annum and due December 31, 1999. At June 30, 1997, the remaining balance of the notes aggregated $2,841,097.

      In December 1993, Rosewood Care Center Holding Co. obtained a letter of credit which was deposited with the Trustee of the Trust Indenture into the debt service reserve fund for the benefit of holders of the REMIC's 7 1/4% First Mortgage Redeemable Bonds due November 1, 2013. Cash of approximately $3,130,000 which was being held in the debt service reserve fund was then loaned to Rosewood Care Center Holding Co. pursuant to 3 year notes bearing interest at 7 1/4% per annum. Subsequently, the notes aggregating approximately $3,130,000 were cancelled and replaced with revolving credit notes to allow additional amounts of excess cash to be loaned to Rosewood Care Center Holding Co. without the necessity of continuously revising or executing new promissory notes. As of June 30, 1996 outstanding notes were cancelled and replaced with six (6) new revolving credit notes which allow Rosewood Care Center Holding Co. to borrow, pursuant to the revolving credit notes, an aggregate up to $9,100,000 from the borrowing companies. The notes bear interest at 7-1/4% per annum and are due December 31, 1999. The balance outstanding for the revolving credit notes aggregated $4,192,615 as of June 30, 1997. All of the notes from Rosewood Care Center Holding Co. to the Borrowing Companies are pledged to the Trustee under the Trust Indenture as additional collateral security for repayment of the REMIC's 7 1/4% First Mortgage Redeemable Bonds due November 1, 2013.

      The Guarantors incurred expenses for management fees to HSM Management during the year ended June 30, 1997 and 1996 of approximately $2,640,352 and $2,771,222 for services rendered during the 1997 and 1996 fiscal year respectively. HSM Management is a wholly owned subsidiary of Rosewood Care Center Holding Co. Mr. Vander Maten and Mr. Hoefling are the President and Vice President respectively of HSM Management and Mr. Vander Maten is HSM Management's sole director. At June 30, 1997 and 1996, $265,000 and $464,000, respectively, of such fees were unpaid. All such accrued fees were paid subsequent to the end of the 1997 and 1996 fiscal years. Pursuant to the management agreements entered into as of October 21, 1993, the bond issue date, it was anticipated that the Guarantors would, from time to time, accrue a portion of the incentive management fees and thus be indebted to the management company until such amounts were paid. Under the loan documents, payment of the management fees is subordinated and any note given to the management company for incentive management fees must be subordinated to payment of the bonds and preclude remedial action against the Companies until the bonds are paid in full. The management agreements entered into at the time of the bond issuance continue in full force and effect.

      HSM Management pays the compensation of persons who render management services to the Guarantors. Such compensation is paid from the base management fee payable pursuant to the management agreements. In the last fiscal year, HSM Management allocated $323,000 and $231,000 as the compensation paid to Messrs. Vander Maten and Hoefling, respectively, relating to services rendered to the Guarantors. This compensation arrangement is anticipated to continue.

      Each Guarantor pays an annual license fee of $3,000 to Rosewood Care Center Holding Co. under the terms of a license agreement dated June 30, 1996 under which the Companies are authorized to use the name "Rosewood Care Center".

      Construction of a 60 bed expansion of the facility at Rosewood Care Center of Galesburg is proceeding as originally planned. The construction is the undertaking of a related company, Galesburg Real Estate II, L.L.C., which is owned 75% by Mr. Vander Maten's family limited partnership and 25% by Mr. Hoefling's family limited partnership. Mr. Vander Maten is the Manager of Galesburg Real Estate II, L.L.C. Galesburg Real Estate II, L.L.C. was granted a long term ground lease and easements by Galesburg Real Estate, Inc., as permitted under the loan documents, for the purpose of facilitating the expansion. The expansion building is connected to the existing Galesburg facility by a corridor. The expansion building is owned by the affiliate Galesburg Real Estate II, L.L.C. but when licensed will be operated by Rosewood Care Center, Inc. of Galesburg and managed by HSM Management. The expansion building may share some special use areas and equipment with the Galesburg facility. However, the Galesburg facility will continue to be able to function as a separate facility. Therefore, if it should become necessary or desirable to sever the expansion building from the Galesburg facility or cease operation of the expansion building, there should be no material adverse effect on the existing Galesburg facility's ability to operate as a complete, separate physical structure. Although any rents or proceeds from the ground lease and easements are encumbered, the ground leases and easements are not encumbered by the mortgage held by the REMIC on the Galesburg facility. The bifurcated ownership structure is required by the loan documents and is intended to shelter bondholders from risks associated with construction. The opening of Galesburg facility expansion is projected for Fall 1997.

      The expansion of the Alton facility on terms substantially similar to those described above for the Galesburg facility is nearing completion and a Fall 1997 opening is projected. Similar expansion is a possibility at any or all of the remaining facilities.

      The Guarantors are all subsidiaries of and file a consolidated tax return with Rosewood Care Center Holding Co. As of June 30, 1997 and 1996, the Companies owed $50,115 and $88,263, respectively, to Rosewood Care Center Holding Co. as their share of income taxes due and payable in the current year. All such accrued amounts were paid subsequent to the end of the 1997 and 1996 fiscal years.

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


                              ROSEWOOD CARE CENTERS CAPITAL
                              FUNDING CORPORATION, Registrant



Dated: September 24, 1997     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and
                              Principal Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROSEWOOD CARE CENTER, INC. OF
                              SWANSEA, Registrant


Dated: September 24, 1997     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROSEWOOD CARE CENTER, INC. OF
                              GALESBURG, Registrant



Dated: September 24, 1997     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROSEWOOD CARE CENTER, INC. OF
                              PEORIA, Registrant



Dated: September 24, 1997     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROSEWOOD CARE CENTER, INC. OF
                              EAST PEORIA, Registrant



Dated: September 24, 1997     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROSEWOOD CARE CENTER, INC. OF
                              ALTON, Registrant



Dated: September 24, 1997     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROSEWOOD CARE CENTER, INC. OF
                              MOLINE, Registrant



Dated: September 24, 1997     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SWANSEA REAL ESTATE, INC., Registrant




Dated: September 24, 1997     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal and Executive Officer and Principal
                              Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GALESBURG REAL ESTATE, INC., Registrant




Dated: September 24, 1997     /s/ Larry D. Vander Maten
                              --------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PEORIA REAL ESTATE, INC., Registrant




Dated: September 24, 1997     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              EAST PEORIA REAL ESTATE, INC., Registrant




Dated: September 24, 1997     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ALTON REAL ESTATE, INC., Registrant



Dated: September 24, 1997     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MOLINE REAL ESTATE, INC., Registrant




Dated: September 24, 1997     /s/ Larry D. Vander Maten
                              -------------------------
                              Larry D. Vander Maten
                              President and Director
                              (Principal Executive Officer and Principal
                              Financial and Accounting Officer)

            ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION
                              EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K

Exhibit
Number                      Description
------                      -----------
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

10.14    Reference is made to the Loan Guaranty Agreement filed on November
         29, 1993 as Exhibit 4.4 of the Form 10-Q of Registrants.

10.15 Reference is made to the Letter of Credit issued by Sun Bank, National Association to Mercantile Bank of St. Louis N.A. as Trustee under the Trust Indenture on December 6, 1993 and substituted for the cash in the Debt Service Reserve Fund on December 9, 1993, filed on February 11, 1994 as Exhibit 10.15 on the Form 10-Q of the
         Registrants.

10.16 Reference is made to the renewal of the Letter of Credit filed on February 11, 1994 as Exhibit 10.15 on the Form 10-Q of the
         Registrants, which renewal was filed on February 14, 1996 as Exhibit
         10.16 of the Form 10-Q of the Registrants.

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

99.16    Reference is made to the Managed Care Agreement between Rosewood Care
         Center, Inc. of Moline, Heritage National Health Plan, Inc., John
         Deere Family Health Plan and Deere and Company filed on May 15, 1996 as Exhibit 99.16 of the Form 10-Q of the Registrants.

99.17    Reference is made to the Skilled Nursing Facility Agreement between
         Health Care Service Corporation and Rosewood Care Center, et al.
         filed on September 26, 1996 as Exhibit 99.17 of the Form 10-K of the Registrants.