Form 10-Q
period 1997-09-30
ROSEWOOD CARE CENTERS CAPITAL FUNDING CORP; ROSEWOOD CARE CENTER INC OF SWANSEA; ROSEWOOD CARE CENTER INC OF GALESBURG; ROSEWOOD CARE CENTER INC OF EAST PEORIA; ROSEWOOD CARE CENTER INC OF PEORIA; ROSEWOOD CARE CENTER INC OF ALTON; ROSEWOOD CARE CENTER INC OF MOLINE; SWANSEA REAL ESTATE INC; GALESBURG REAL ESTATE INC; EAST PEORIA REAL ESTATE INC
filed 1997-11-12
CIK 909110, 909113, 909114, 909115, 909116, 909117, 909118, 909120, 909121, 909122

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                     OR
  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

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

      CERTAIN INFORMATION CALLED FOR ON ITEM 6 OF PART II OF THIS FORM 10-Q IS INCORPORATED BY REFERENCE TO REGISTRANTS' REGISTRATION STATEMENT (NO. 33-65948) DATED JULY 13, 1993 WHICH WAS DECLARED EFFECTIVE OCTOBER 14, 1993, REGISTRANTS' FORM 10-Q FILED NOVEMBER 29, 1993, REGISTRANTS' FORM 10-Q FILED FEBRUARY 11, 1994, REGISTRANTS' FORM 10-K FILED SEPTEMBER 28, 1994, REGISTRANTS' FORM 10-Q FILED FEBRUARY 14, 1995, REGISTRANTS' FORM 10-Q FILED MAY 15, 1995, REGISTRANTS' FORM 10-Q FILED FEBRUARY 13, 1996, REGISTRANTS' FORM 10-Q FILED MAY 14, 1996 AND REGISTRANTS' FORM 10-K FILED SEPTEMBER 26, 1996 AND REGISTRANTS' FORM 10-Q
FILED NOVEMBER 13, 1996.

      Index to Exhibits is on Page 33.

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
            Peoria Real Estate, Inc.
            Alton Real Estate, Inc.
            Moline Real Estate, Inc.
              Combined Balance Sheet                                     9
              Combined Statement of Operations                          11
              Combined Statement of Cash Flows                          12
              Notes to Combined Financial Statements                    13

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         15


PART II  OTHER INFORMATION
--------------------------

Item 1.     Legal Proceedings                                           19
Item 2.     Changes in Securities                                       19
Item 3.     Defaults Upon Senior Securities                             19
Item 4.     Submission of Matters to a Vote of Security Holders         19
Item 5.     Other Information                                           19
Item 6.     Exhibits and Reports on Form 8-K                            19


SIGNATURES                                                              20
----------

INDEX TO EXHIBITS                                                       33
-----------------

PART I  FINANCIAL INFORMATION
        ---------------------

ITEM 1.         FINANCIAL STATEMENTS

                        ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                         BALANCE SHEET

                                     (DOLLARS IN THOUSANDS)

                                          (UNAUDITED)

                                                                 June 30,                Sept. 30,
                                         ASSETS                    1997                    1997
                                         ------                  --------                --------
Cash                                                             $     1                 $   262
Mortgage notes receivable, Rosewood Companies                     27,581                  27,201
Accrued interest receivable                                          167                     -
                                                                 -------                 -------
                                                                 $27,749                 $27,463
                                                                 =======                 =======

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
First mortgage redeemable bonds                                  $27,581                 $27,297
Accrued interest                                                     167                     165

Stockholders' equity:
      Common stock, $1 par value
               Authorized - 30,000 shares
               Issued and outstanding - 500 shares,
                 at issue price                                        1                       1

      Retained earnings                                               -                       -
                                                                 -------                 -------
                                                                 $27,749                 $27,463
                                                                 =======                 =======

The accompanying notes are an integral part of this financial statement.

           ROSEWOOD CARE CENTER CAPITAL FUNDING CORPORATION

                       STATEMENT OF OPERATIONS

                        (DOLLARS IN THOUSANDS)

                             (UNAUDITED)

                                                        Three Months
                                                            Ended
                                                        September 30,
                                                     -------------------
                                                     1996           1997
                                                     ----           ----
Interest income                                      $529           $496

Interest expense                                     $529           $496
                                                     ----           ----

Net Income                                           $  0           $  0
                                                     ====           ====

The accompanying notes are an integral part of this financial statement.

                 ROSEWOOD CARE CENTER CAPITAL FUNDING CORPORATION

                             STATEMENT OF CASH FLOWS

                              (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)
                                                                       Three Months
                                                                          Ended
                                                                      September 30,
                                                                    ----------------
                                                                    1996        1997
                                                                    ----        ----
Cash flow from operating activities:
      Net income                                                    $  0        $  0
      Decrease in accrued interest receivable                          -         167
      Increase (decrease) in accrued interest payable                 (2)         (2)
                                                                    ----        ----
Net cash provided by operating activities                             (2)        165
                                                                    ----        ----

Cash flow from investing activities:
      Collections on notes receivable                                254         380
                                                                    ----        ----
Net cash used by investing activities                                254         380
                                                                    ----        ----

Cash flow from financing operations:
      Reduction of redeemable bonds                                 (252)       (284)
                                                                    ----        ----
Net cash provided by financing                                      (252)       (284)
                                                                    ----        ----

Net increase (decrease) in cash                                        0         261
Cash, beginning                                                      262           1
                                                                    ----        ----
Cash, ending                                                         262         262
                                                                    ====        ====

Cash paid for interest                                              $529        $496
                                                                    ====        ====

The accompanying notes are an integral part of this financial statement.

             ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                      NOTES TO FINANCIAL STATEMENTS


1.    Interim Financial Statements
      ----------------------------

      In the opinion of the Company, these unaudited financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 1997, and September 30, 1997, and the results of its operations and its cash flows for the three month periods ended September 30, 1996 and 1997. Such adjustments were of a normal recurring nature.

      The results of operations for the three months ended September 30, 1996 and 1997 are not necessarily indicative of the results for the full year.

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

                                 ROSEWOOD CARE CENTER
                     FACILITY COMPANIES AND REAL ESTATE COMPANIES

                               COMBINED BALANCE SHEETS

                                (DOLLARS IN THOUSANDS)

                                     (UNAUDITED)
                                                                    June 30,     Sept. 30,
                                        ASSETS                        1997         1997
                                        ------                      --------     ---------
Current assets:
      Cash                                                          $ 2,320      $ 3,304
      Accounts receivable - residents, net of
         allowance for doubtful accounts of $224 and
         $224 respectively                                            1,178        1,440
      Accounts receivable - third party payor                         3,409        2,439
      Interest receivable                                               256          129
      Prepaid insurance and other prepaids                               43          310
      Deferred income tax benefits                                       75           75
                                                                    -------      -------
               Total current assets                                   7,281        7,697
                                                                    -------      -------

Property, plant and equipment:
      Land                                                              943          943
      Site improvements                                               2,140        2,140
      Building                                                       17,830       17,830
      Equipment                                                       3,702        3,724
      Leasehold improvements                                            322          327
                                                                    -------      -------
                                                                     24,937       24,964
      Less accumulated depreciation                                   7,370        7,604
                                                                    -------      -------
                                                                     17,567       17,360
                                                                    -------      -------

Other assets:
      Notes receivable from Rosewood Care Center
         Holding Company                                              7,034        6,692
Amortizable Costs, Net                                                  965          933
                                                                    -------      -------
                                                                      7,999        7,625
                                                                    -------      -------
                                                                    $32,847      $32,682
                                                                    =======      =======

The accompanying notes are an integral part of these financial statements.

                                    ROSEWOOD CARE CENTER
                        FACILITY COMPANIES AND REAL ESTATE COMPANIES

                                  COMBINED BALANCE SHEETS

                                   (DOLLARS IN THOUSANDS)

                                        (UNAUDITED)
                                                                  June 30,       Sept. 30,
               LIABILITIES AND STOCKHOLDERS' EQUITY                 1997           1997
               ------------------------------------               --------       ---------
Current liabilities:
      Current portion of long-term debt                           $ 2,021         $ 1,962
      Accounts payable - trade                                      1,083           1,152
      Accrued expenses:
           Salaries and payroll taxes                                 470             379
           Vacation and employee fringes                              244             217
           Real estate taxes                                          510             361
           Accrued interest                                           167              77
           Management fees - affiliate                                265             426
           Income taxes                                                50             104
      Dividends payable                                               543             789
                                                                  -------         -------
               Total current liabilities                            5,353           5,467
                                                                  -------         -------

Long-term debt:
      Notes payable - Rosewood Care Center
           Capital Funding Corporation                             27,581          27,201
                                                                  -------         -------
                                                                   27,581          27,201
      Less current maturities                                       2,021           1,962
                                                                  -------         -------
                                                                   25,560          25,239
                                                                  -------         -------

Stockholders' equity:
      Common stock                                                     65              65
      Paid-in capital                                                 481             481
      Retained earnings                                             1,388           1,430
                                                                  -------         -------
                                                                    1,934           1,976
                                                                  -------         -------
                                                                  $32,847         $32,682
                                                                  =======         =======

The accompanying notes are in integral part of these financial statements.

                                    ROSEWOOD CARE CENTER
                        FACILITY COMPANIES AND REAL ESTATE COMPANIES

                  COMBINED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (DOLLARS IN THOUSANDS)
                                        (UNAUDITED)

                                                                    Three Months
                                                                       Ended
                                                                      Sept. 30,
                                                                  -----------------
                                                                   1996       1997
                                                                  ------     ------
Patient service revenue:
      Private                                                     $4,561     $4,830
      Medicare                                                     2,477      2,251
      Medicaid                                                       328        374
      Other patient revenues, net of expenses                         15         66
                                                                  ------     ------
                                                                   7,381      7,521
                                                                  ------     ------
Operating expenses:
      Facility expenses:
           Administrative expense                                    211        253
           Employee fringe benefits                                  454        473
           Dietary                                                   464        473
           Nursing                                                 1,728      1,822
           Ancillary services                                      1,251      1,411
           Plant utilities and maintenance                           319        313
           Housekeeping and laundry                                  228        237
           Social services and activities                            153        170
                                                                  ------     ------
                                                                   4,808      5,152
                                                                  ------     ------
              Income after facility expenses                       2,573      2,369
                                                                  ------     ------

      Nonfacility expenses:
           Real estate taxes and insurance                           145        139
           Base management fees                                      198        198
           Illinois Medicaid assessments                              99         99
           Depreciation and amortization                             266        266
                                                                  ------     ------
                                                                     708        702
                                                                  ------     ------
              Income before incentives                             1,865      1,667

      Incentive management fees                                     (526)      (426)
      Officers' bonuses                                               -          -
                                                                  ------     ------
              Income from operations                               1,339      1,241
                                                                  ------     ------

Other income (expense):
      Interest income                                                188        169
      Interest expense                                              (529)      (496)
                                                                  ------     ------
                                                                    (341)      (327)
                                                                  ------     ------
Income before income taxes                                           998        914
Income tax expense                                                   (97)       (83)
                                                                  ------     ------
Net income                                                           901        831
Retained earnings, beginning                                       1,288      1,388
Dividends declared                                                  (840)      (789)
                                                                  ------     ------
Retained earnings, ending                                         $1,349     $1,430
                                                                  ======     ======

The accompanying notes are an integral part of these financial statements.

                              ROSEWOOD CARE CENTER
                  FACILITY COMPANIES AND REAL ESTATE COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)
                                                                      Three Months
                                                                         Ended
                                                                      September 30,
                                                                   -------------------
Cash flow from operating activities:                                1996         1997
                                                                   -------      ------
      Net income                                                   $   901      $  831
      Adjustments:
         Depreciation                                                  233         234
         Amortization                                                   32          32
         Decrease (increase) in:
            Accounts receivable - residents                           (428)       (262)
            Accounts receivable - third party payors                  (510)        970
            Other receivables and prepaids                             154        (140)
         Increase (decrease) in:
            Accounts payable - trade                                  (407)         69
            Accrued salaries, taxes and fringes                        180        (118)
            Accrued real estate taxes                                 (114)       (149)
            Accrued management fees                                     62         161
            Other payables and accruals                                 30         (37)
                                                                   -------      ------
      Net cash provided by operating activities                        133       1,591
                                                                   -------      ------
Cash flow from investing activities:
            Purchase of property and equipment                         (27)        (26)
            Loans and deposits with affiliate                         (385)        342
                                                                   -------      ------
      Net cash (used) by investing activities                         (412)        316
                                                                   -------      ------
Cash flow from financing activities:
            Reduction of long-term debt                               (253)       (380)
            Dividends paid                                            (614)       (543)
                                                                   -------      ------

      Net cash (used) by financing activities                         (867)       (923)
                                                                   -------      ------
Net increase (decrease) in cash                                     (1,146)        984
Cash, beginning                                                      2,237       2,320
                                                                   -------      ------
Cash, ending                                                       $ 1,091      $3,304
                                                                   =======      ======
Cash paid for:
      Interest                                                     $   529      $  586
                                                                   =======      ======
      Income taxes                                                 $    88      $   50
                                                                   =======      ======

The accompanying notes are an integral part of these financial statements.

                              ROSEWOOD CARE CENTER
                  FACILITY COMPANIES AND REAL ESTATE COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.    Interim Financial Statements
      ----------------------------

      In the opinion of the Companies, these unaudited combined financial statements include all adjustments necessary for a fair presentation of their financial position as of June 30, 1997 and September 30, 1997 and the results of their operations and their cash flows for the three month periods ended September 30, 1996 and 1997. Such adjustments were of a normal recurring nature.

      The results of operations for the three month periods ended September 30, 1996 and 1997, are not necessarily indicative of the results for the full years.

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

4.    Dividends
      ---------

      Dividends in the amount of $ 789,200 were declared during the three months ended September 30, 1997.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

              THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH
                    THREE MONTHS ENDED SEPTEMBER 30, 1996


ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

      The Corporation is a pass through entity. Interest income and expenses offset, resulting in no income or loss.

THE COMBINED FACILITY COMPANIES AND REAL ESTATE COMPANIES

      Overview
      --------

      The Companies have continued their marketing emphasis on short-term convalescent care while continuing to provide long-term care. The number of short-term care patients and demand for ancillary rehabilitative and therapy services has continued to increase. Revenues and expenses associated with rehabilitative and therapy services have continued to increase through September 30, 1997.

      The Medicare program and various forms of private payment are principal payors for short-term nursing home care and rehabilitative services. All six of the facilities participate in the federally administered Medicare program. All six of the facilities also participate in the Medicaid program for a distinct number of beds in each facility.

      Operating Results
      -----------------

      NET REVENUES. Net revenues increased to $7,521,000 for the three months ended September 30, 1997, from $7,381,000 for the same period in 1996, an increase of $140,000 or 1.9%. Private pay revenue increased $269,000 from $4,561,000 for the three months ended September 30, 1996, to $4,830,000 for the three months ended September 30, 1997. Revenue generated from ancillary services for private paying patients increased $113,000, while revenue from room charges increased $156,000 when compared to the same period last year. Private census has decreased from 42,484 patient days for 1996 to 40,022 patient days for the current three months ended September 30, 1997. The average room rate for the three months ended September 30, 1997 has increased to $114 per day compared to $104 per day for the three months ended September 30, 1996.

      Medicare revenues decreased from $2,477,000 for the three months ended September 30, 1996, to $2,251,000 for the three months ended September 30, 1997, a decrease of $226,000 or 9.1%. The Medicare census has decreased from 10,333 patient days for the three months ended September 30, 1996, to 8,616 patient days for the three months ended September 30, 1997.

      Medicaid revenue has increased from $328,000 for the three months ended September 30, 1996, to $374,000 for the three months ended September 30, 1997. The increase is the result of an increase in patient census from 5,070 patient days for the three months ended September 30, 1996, compared to 5,491 patient days for the three months ended September 30, 1997.

      The occupancy of the facilities remains strong with an occupancy rate of 86.3% of available beds for the current three months ended September 30, 1997, compared to an occupancy rate of 91.1% of available beds for the three months ended September 30, 1996.

      FACILITY OPERATING EXPENSES. Facility operating expenses increased to $5,152,000 for the three months ended September 30, 1997 (or $95.17 per patient day) from $4,808,000 (or $83.06 per patient day for the three months ended September 30, 1996, an increase of $344,000 (or $12.11 per patient day).

      Administrative expenses increased $42,000 or 19.9%, from $211,000 for the three months ended September 30, 1996, to $253,000 for the three months ended September 30, 1997. After adjusting for inflation, the majority of the increase can be accounted for by the increase in postage, employment ads, professional fees, and dues and subscriptions. The cost per patient day aggregates $4.67 per patient day for the current three month period, compared to $3.65 per patient day for the three months ended September 30, 1996.

      Employee fringe benefits increased $19,000 when compared to the same period last year. The cost per patient day increased from $7.84 for the three months ended September 30, 1996, to $8.74 for the period ended September 30, 1997. The majority of the increase can be accounted for by the increase in payroll taxes for the current period.

      Dietary expense increased only $9,000 when compared to the same period last year. Labor costs remained relatively constant between periods. The largest percentage increase was due to an increase in the cost of raw food purchases for preparation of patient meals, increasing from $4.02 per patient day for the three months ended September 30, 1996 to $4.27 per patient day for the three months ended September 30, 1997.

      Plant utilities and maintenance decreased from $319,000 for the three months ended September 30, 1996, to $313,000 for the three months ended September 30, 1997. The majority of the decrease can be accounted for by the decrease in the cost of repairs.

      Housekeeping, and Laundry increased from $228,000 for the three months ended September 30, 1996, to $237,000 for the three months ended September 30, 1997. The majority of the increase of $9,000 or 3.9%, is a result of the increased labor costs of these departments.

      Nursing service increased $94,000 or 5.4% when compared to the same period last year. Nursing payroll has remained stable when compared to the same period last year despite the decrease in census. The number of employees has not changed since, in management's opinion, the shift in census is only temporary. Thus, staffing patterns have not changed when compared to the same period last year. The majority of the increase can be accounted for by the increase in medical supplies utilization due to a change in the acuity level of the patients to whom services were provided for the three months ended September 30, 1997, compared to the same period last year.

      Social Services and Activities increased from $153,000 for the three months ended September 30, 1996, to $170,000 for the three months ended September 30, 1997. The increase can be accounted for by staffing increases in the Social Services department.

      Ancillary services costs (comprised of physical therapy, occupational therapy, speech therapy, drugs and medical supplies) increased $160,000 from $1,251,000 for the three months ended September 30, 1996, to $1,411,000 for the three months ended September 30, 1997. The increases in cost are the result of the continued increase in therapy utilization by the residents of the facilities.

      NONFACILITY EXPENSE. Real estate taxes and insurance decreased slightly from $145,000 for the three months ended September 30, 1996, to $139,000 for the three months ended September 30, 1997.

      Depreciation and amortization are unchanged from the same period last year.

      INCENTIVE FEES. Incentive management fees decreased $100,000 when compared to the same period last year as a result of the decrease in the income from operations of the nursing facilities.

      OTHER INCOME AND EXPENSE. Interest Income decreased $19,000 when compared to the same period last year as a result of the decrease in the notes receivable outstanding with the affiliated company Rosewood Care Center Holding Co.

      Interest Expense decreased $33,000 compared to the same period last year. The decrease is the result of the decrease in long term debt of the facilities.

      INCOME TAXES. Income taxes decreased $14,000 when compared to the same period last year.

      The Facility Companies file a consolidated income tax return with their parent company, Rosewood Care Center Holding Co. The income of the Real Estate Companies is taxed at the individual shareholder level, as each Real Estate Company is an S corporation. The amount reflected as income taxes is the Facility Companies' portion of federal and state taxes, calculated for the three months ended September 30, 1997, and September 30, 1996, on an annualized basis.

      Liquidity and Capital Resources
      -------------------------------

      As of September 30, 1997, the Companies had approximately $3,304,000 in cash and cash equivalents and net working capital of approximately $2,230,000. There was a net increase in cash of $984,000 since June 30, 1997. For the three months ended September 30, 1997, net cash provided by operations was $1,591,000. Net cash from investing activities was $316,000, of which $342,000 was received from Rosewood Care Center Holding Co. and $26,000 was used by the Companies for the purchase of personal property and equipment. Net cash used in financing activities aggregated $923,000, of which $380,000 was used to retire debt and $543,000 was used for the payment of dividends. The Companies believe they have adequate capital for operations and replacements for the coming year and the foreseeable future.

      Accounts receivable from private paying patients increased to $1,440,000 as of September 30, 1997, compared to $1,178,000 as of June 30, 1997. These accounts receivable increased significantly due to delayed billing and collection procedures at four (4) of the facilities. Accounts receivable from the third party payors decreased from $3,409,000 as of June 30, 1997 to $2,439,000 as of September 30, 1997. Of
this amount, $812,064 is due from Medicare for unsettled cost reports through September 30, 1997, which are subject to audit. With the Medicare program facing intense scrutiny and significant cutbacks, the companies have experienced closer review of the Medicare cost reports and delays with regard to payment of claims. An additional effect of Medicare's delay has been the delay of co-payment amounts received from private payors. Management does not anticipate any cash flow shortages during the next year, despite the increase in the amounts due from Medicare, unless Medicare administration and payment terms significantly further deteriorate.

Part II  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS.

      There were no material developments with respect to legal proceedings during the quarter ended September 30, 1997.

ITEM 2.  CHANGES IN SECURITIES.

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5.  OTHER INFORMATION.

      In the last fiscal year, a related company, Rosewood Therapy Services, Inc. began providing therapy services to the facilities owned and operated by the Companies. Therapy services are provided to the facilities at prevailing market rates, on the same terms and conditions as would be entered into with unrelated therapy companies. During the 1997 fiscal year, the Companies' paid $3,016,000 to unrelated companies for physical and occupational therapy services and an additional $236,000 for speech therapy services. Amounts paid by the Companies to Rosewood Therapy Services during the 1997 fiscal year were negligible. During the first quarter of the 1998 fiscal year, the Companies' paid $530,344 to unrelated companies for physical, occupational therapy services and speech therapy services. Amounts paid by the Companies to Rosewood Therapy Services during the first quarter of the 1998 fiscal year, aggregated $532,529. The Companies intend to obtain most therapy services from Rosewood Therapy Services for the 1998 fiscal year.

      The construction of the 60 bed expansion wing at the Alton Rosewood
Care Center was nearing completion at September 30, the end of the first fiscal quarter. Before the expansion wing can open, certain architectural and state inspections must be performed and a license and a certificate of occupancy must be obtained from the appropriate state and local authorities. The Companies expect to obtain these items in the ordinary course, although the schedule of the inspecting and licensing authorities is not within the control of the Companies.

      The construction of the 60 bed expansion wing at the Galesburg Rosewood Care Center continues on schedule as of the end of the first quarter. Opening of the Galesburg facility expansion wing is projected for the second half of fiscal 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   See Index to Exhibits on Page 33.

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


                                     ROSEWOOD CARE CENTERS CAPITAL
                                     FUNDING CORPORATION, Registrant




Dated:  November 12, 1997            By:  /s/ Larry D. Vander Maten
                                          -------------------------------------
                                          Larry D. Vander Maten
                                          President and Director
                                          (Principal Executive Officer and
                                          Principal Financial and Accounting
                                          Officer)

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ROSEWOOD CARE CENTER, INC. OF
                                     SWANSEA, Registrant


Dated:  November 12, 1997            By:  /s/ Larry D. Vander Maten
                                          -------------------------------------
                                          Larry D. Vander Maten
                                          President and Director
                                          (Principal Executive Officer and
                                          Principal Financial and Accounting
                                          Officer)

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ROSEWOOD CARE CENTER, INC. OF
                                     GALESBURG, Registrant



Dated:  November 12, 1997            By:  /s/ Larry D. Vander Maten
                                          -------------------------------------
                                          Larry D. Vander Maten
                                          President and Director
                                          (Principal Executive Officer and
                                          Principal Financial and Accounting
                                          Officer

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ROSEWOOD CARE CENTER, INC. OF
                                     PEORIA, Registrant



Dated: November 12, 1997            By:  /s/ Larry D. Vander Maten
                                         -------------------------------------
                                          Larry D. Vander Maten
                                          President and Director
                                          (Principal Executive Officer and
                                          Principal Financial and Accounting
                                          Officer)

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ROSEWOOD CARE CENTER, INC. OF
                                     EAST PEORIA, Registrant




Dated:  November 12, 1997            By:   /s/ Larry D. Vander Maten
                                           -------------------------------------
                                           Larry D. Vander Maten
                                           President and Director
                                           (Principal Executive Officer and
                                           Principal Financial and Accounting
                                           Officer)

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ROSEWOOD CARE CENTER, INC. OF
                                     ALTON, Registrant



Dated: November 12, 1997             By:   /s/ Larry D. Vander Maten
                                          -------------------------------------
                                          Larry D. Vander Maten
                                          President and Director
                                          (Principal Executive Officer and
                                          Principal Financial and Accounting
                                          Officer)

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ROSEWOOD CARE CENTER, INC. OF
                                     MOLINE, Registrant



Dated: November 12, 1997              By:   /s/ Larry D. Vander Maten
                                            -----------------------------------
                                            Larry D. Vander Maten
                                            President and Director
                                            (Principal Executive Officer and
                                            Principal Financial and Accounting
                                            Officer)

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SWANSEA REAL ESTATE, INC., Registrant




Dated: November 12, 1997             By:  /s/ Larry D. Vander Maten
                                          -------------------------------------
                                          Larry D. Vander Maten
                                          President and Director
                                          (Principal & Executive Officer and
                                          Principal Financial and Accounting
                                          Officer

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     GALESBURG REAL ESTATE, INC., Registrant




Dated:  November 12, 1997            By:  /s/ Larry D. Vander Maten
                                          -------------------------------------
                                          Larry D. Vander Maten
                                          President and Director
                                          (Principal Executive Officer and
                                          Principal Financial and Accounting
                                          Officer)

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PEORIA REAL ESTATE, INC., Registrant




Dated: November 12, 1997             By:  /s/ Larry D. Vander Maten
                                          -------------------------------------
                                          Larry D. Vander Maten
                                          President and Director
                                          (Principal Executive Officer and
                                          Principal Financial and Accounting
                                          Officer)

                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     EAST PEORIA REAL ESTATE, INC., Registrant




Dated:  November 12, 1997            By:  /s/ Larry D. Vander Maten
                                          -------------------------------------
                                          Larry D. Vander Maten
                                          President and Director
                                          (Principal Executive Officer and
                                          Principal Financial and Accounting
                                          Officer)

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ALTON REAL ESTATE, INC., Registrant



Dated:  November 12, 1997            By:  /s/ Larry D. Vander Maten
                                          -------------------------------------
                                          Larry D. Vander Maten
                                          President and Director
                                          (Principal Executive Officer and
                                          Principal Financial and Accounting
                                          Officer)

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MOLINE REAL ESTATE, INC., Registrant




Dated:  November 12, 1997            By:  /s/ Larry D. Vander Maten
                                          -------------------------------------
                                          Larry D. Vander Maten
                                          President and Director
                                          (Principal Executive Officer and
                                          Principal Financial and Accounting
                                          Officer)

              ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION
                               EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K

Exhibit
------
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

10.19 Consultant Services Agreement between Rosewood Therapy Services, Inc. and Rosewood Care Center, Inc. of Alton(Additional Consultant Services Agreements listed on the Schedule).

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

99.16 Reference is made to the Managed Care Agreement between Rosewood Care Center, Inc. of Moline, Heritage National Health Plan, Inc., John Deere Family Health Plan and Deere and Company filed on May 15, 1995 as
      Exhibit 99.16 of the Form 10-Q of Registrants.

99.17 Reference is made to the Skilled Nursing Facility Agreement between Health Care Service Corporation and Rosewood Care Center, et al filed on June 30, 1996 as Exhibit 99.17 of the Form 10-K of Registrants.

                                SCHEDULE

THE FOLLOWING DOCUMENTS ARE SUBSTANTIALLY IDENTICAL TO THE DOCUMENT FILED AS THE CORRESPONDING EXHIBIT IN THIS 10-Q.

10.19 Consultant Services Agreement between Rosewood Therapy Services, Inc. and Rosewood Care Center, Inc. of Swansea

      Consultant Services Agreement between Rosewood Therapy Services, Inc. and Rosewood Care Center, Inc. of Moline

      Consultant Services Agreement between Rosewood Therapy Services, Inc. and Rosewood Care Center, Inc. of Galesburg