Form 10-Q
period 1997-12-31
ROSEWOOD CARE CENTERS CAPITAL FUNDING CORP; ROSEWOOD CARE CENTER INC OF SWANSEA; ROSEWOOD CARE CENTER INC OF GALESBURG; ROSEWOOD CARE CENTER INC OF EAST PEORIA; ROSEWOOD CARE CENTER INC OF PEORIA; ROSEWOOD CARE CENTER INC OF ALTON; ROSEWOOD CARE CENTER INC OF MOLINE; SWANSEA REAL ESTATE INC; GALESBURG REAL ESTATE INC; EAST PEORIA REAL ESTATE INC
filed 1998-02-11
CIK 909110, 909113, 909114, 909115, 909116, 909117, 909118, 909120, 909121, 909122

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997
                                      OR
  [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

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

      Certain information called for on Item 6 of Part II of this Form 10-Q is incorporated by reference to Registrants' Registration Statement (No. 33-65948) dated July 13, 1993 which was declared effective October 14, 1993, Registrants' Form 10-Q filed November 29, 1993, Registrants' Form 10-Q filed February 11, 1994, Registrants' Form 10-K filed September 28, 1994, Registrants' Form 10-Q filed February 14, 1995, Registrants' Form 10-Q filed May 15, 1995, Registrants' Form 10-Q filed February 13, 1996, Registrants' Form 10-Q filed May 14, 1996, Registrants' Form 10-K filed September 26, 1996, Registrants' Form 10-Q filed November 13, 1996 and Registrants' Form 10-Q filed November 12, 1997.

      Index to Exhibits is on Page 36.

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
            Peoria Real Estate, Inc.
            Alton Real Estate, Inc.
            Moline Real Estate, Inc.
              Combined Balance Sheet                                        8
              Combined Statement of Operations                             10
              Combined Statement of Cash Flows                             11
              Notes to Combined Financial Statements                       12

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            14


Part II  Other Information
--------------------------

Item 1.     Legal Proceedings                                              20
Item 2.     Changes in Securities                                          20
Item 3.     Defaults Upon Senior Securities                                20
Item 4.     Submission of Matters to a Vote of Security Holders            20
Item 5.     Other Information                                              20
Item 6.     Exhibits and Reports on Form 8-K                               22


Index to Exhibits                                                          36
-----------------

Signatures                                                                 23
----------

Part I  Financial Information
        ---------------------

Item 1.     Financial Statements


               ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                 BALANCE SHEET

                             (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                    June 30,        December 31,
                       ASSETS                         1997              1997
                       -------                      --------        ------------
Cash                                                 $     1           $   262
Mortgage notes receivable, Rosewood Companies         27,581            26,186
Accrued interest receivable                              167                --
                                                     -------           -------
                                                     $27,749           $26,448
                                                     =======           =======


        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

First mortgage redeemable bonds                      $27,581           $26,288
Accrued interest                                         167               159

Stockholders' equity:
    Common stock, $1 par value
      Authorized - 30,000 shares
      Issued and outstanding - 500 shares,
          at issue price                                   1                 1

    Retained earnings                                     --                --
                                                     -------           -------
                                                     $27,749           $26,448
                                                     =======           =======



The accompanying notes are an integral part of this financial statement.


                ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                             STATEMENT OF OPERATIONS

                              (DOLLARS IN THOUSANDS)

                                   (UNAUDITED)

                                       Three Months                 Six Months
                                          Ended                       Ended
                                       December 31,                December 31,
                                   -------------------         -------------------
                                     1996        1997            1996        1997
                                   -------     -------         -------     -------
Interest Income                      $520        $487          $1,071        $983

Interest expense                      520         487          $1,071        $983
                                     ----        ----          ------        ----

Net Income                           $  0        $  0          $    0        $  0
                                     ====        ====          ======        ====







The accompanying notes are an integral part of this financial statement.


                        ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                     STATEMENT OF CASH FLOWS

                                      (DOLLARS IN THOUSANDS)

                                           (UNAUDITED)

                                                          Three Months            Six Months
                                                             Ended                   Ended
                                                          December 31,           December 31,
                                                       ------------------     ------------------
                                                        1996       1997        1996       1997
                                                       -------    -------     -------    -------
Cash flow from operating activities:
      Net income                                         $   0    $     0     $     0    $     0
      Decrease in accrued interest receivable               --         (6)          0        167
                                                         -----    -------     -------    -------
      Increase (decrease) in accrued interest               (6)        (6)         (8)        (8)
                                                         -----    -------     -------    -------
Net cash provided by operating activities                   (6)        (6)         (8)       159
                                                         -----    -------     -------    -------

Cash flow from investing activities:
      Collections on notes receivable                      982      1,015       1,236      1,395
                                                         -----    -------     -------    -------
Net cash used by investing activities                      982      1,015       1,236      1,395
                                                         -----    -------     -------    -------

Cash flow from financing operations:
      Reduction of redeemable bonds                       (976)    (1,009)     (1,228)    (1,293)
                                                         -----    -------     -------    -------
Net cash provided by financing                            (976)    (1,009)     (1,228)    (1,293)
                                                         -----    -------     -------    -------

Net increase (decrease) in cash                              0          0           0        261
Cash, beginning                                            262        262         262          1
                                                         -----    -------     -------    -------
Cash, ending                                               262        262         262        262
                                                         =====    =======     =======    =======

Cash paid for interest                                   $ 520    $   487     $ 1,071    $   983
                                                         =====    =======     =======    =======






The accompanying notes are an integral part of this financial statement.

          ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS


1.    Interim Financial Statements
      ----------------------------

      In the opinion of the Company, these unaudited financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 1997, and December 31, 1997, and the results of its operations and its cash flows for the three month and the six month periods ended December 31, 1996 and 1997. Such adjustments were of a normal recurring nature.

      The results of operations for the six months ended December 31, 1996, and 1997 are not necessarily indicative of the results for the full year.

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

                                            ROSEWOOD CARE CENTER
                                FACILITY COMPANIES AND REAL ESTATE COMPANIES

                                          COMBINED BALANCE SHEETS

                                           (DOLLARS IN THOUSANDS)

                                                (UNAUDITED)

                                                                    June 30,                       December 31,
                           ASSETS                                     1997                             1997
                           ------                                   --------                       ------------
Current assets:
     Cash                                                            $ 2,320                         $ 2,662
     Accounts receivable - residents, net of allowance
        for doubtful accounts of $224 and $181,
        respectively                                                   1,178                           1,466
     Accounts receivable - third party payor                           3,409                           2,531
     Due from affiliates                                                 -0-                             267
     Interest receivable                                                 256                             252
     Prepaid insurance and other prepaids                                 43                             223
     Deferred income tax benefits                                         75                              75
                                                                     -------                         -------
            Total current assets                                       7,281                           7,476
                                                                     -------                         -------

Property, plant and equipment:
     Land                                                                943                             943
     Site improvements                                                 2,140                           2,140
     Building                                                         17,830                          17,830
     Equipment                                                         3,702                           3,748
     Leasehold improvements                                              322                             338
                                                                     -------                         -------
                                                                      24,937                          24,999
     Less accumulated depreciation                                     7,370                           7,838
                                                                     -------                         -------
                                                                      17,567                          17,161
                                                                     -------                         -------

Other assets:
     Notes receivable from Rosewood Care Center
        Holding Company                                                7,034                           6,217
Amortizable Costs, Net                                                   965                             901
                                                                     -------                         -------
                                                                       7,999                           7,118
                                                                     -------                         -------
                                                                     $32,847                         $31,755
                                                                     =======                         =======







The accompanying notes are an integral part of these financial statements.


                                   ROSEWOOD CARE CENTER
                       FACILITY COMPANIES AND REAL ESTATE COMPANIES

                                 COMBINED BALANCE SHEETS

                                  (DOLLARS IN THOUSANDS)

                                       (UNAUDITED)


                                                                 June 30,     December 31,
               LIABILITIES AND STOCKHOLDERS' EQUITY                1997           1997
               ------------------------------------              --------     ------------
Current liabilities:
      Current portion of long-term debt                           $ 2,021        $ 1,998
      Accounts payable - trade                                      1,083            976
      Accrued expenses:
              Salaries and payroll taxes                              470            562
              Vacation and employee fringes                           244            223
              Real estate taxes                                       510            451
              Accrued interes                                         167            -0-
              Management fees - affiliate                             265            471
              Income taxes                                             50             95
      Dividends payable                                               543            823
                                                                  -------        -------
                Total current liabilities                           5,353          5,599
                                                                  -------        -------

Long-term debt:
      Notes payable - Rosewood Care Center
              Capital Funding Corporation                          27,581         26,186
                                                                  -------        -------
                                                                   27,581         26,186
      Less current maturities                                       2,021          1,998
                                                                  -------        -------
                                                                   25,560         24,188
                                                                  -------        -------

Stockholders' equity:
      Common stock                                                     65             65
      Paid-in capital                                                 481            481
      Retained earnings                                             1,388          1,422
                                                                  -------        -------
                                                                    1,934          1,968
                                                                  -------        -------
                                                                  $32,847        $31,755
                                                                  =======        =======






The accompanying notes are an integral part of these financial statements.



                                      ROSEWOOD CARE CENTER
                          FACILITY COMPANIES AND REAL ESTATE COMPANIES

                    COMBINED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                     (DOLLARS IN THOUSANDS)

                                          (UNAUDITED)

                                                          Three Months           Six Months
                                                             Ended                 Ended
                                                          December 31,          December 31,
                                                      ------------------    ------------------
                                                       1996        1997      1996       1997
                                                      ------      ------    -------    -------
Patient service revenue:
      Private                                         $4,527      $4,824    $ 9,088    $ 9,654
      Medicare                                         2,500       2,444      4,977      4,695
      Medicaid                                           358         376        686        750
      Other patient revenues, net of expenses             31          78         46        144
                                                      ------      ------    -------    -------
                                                       7,416       7,722     14,797     15,243
                                                      ------      ------    -------    -------
Operating expenses:
      Facility expenses:
              Administrative expense                     254         270        465        523
              Employee fringe benefits                   466         510        920        983
              Dietary                                    493         506        957        979
              Nursing                                  1,808       1,890      3,536      3,712
              Ancillary services                       1,278       1,443      2,529      2,854
              Plant utilities and maintenance            284         284        603        597
              Housekeeping and laundry                   236         254        464        491
              Social services and activities             171         188        324        358
                                                      ------      ------    -------    -------
                                                       4,990       5,345      9,798     10,497
                                                      ------      ------    -------    -------
               Income after facility expenses          2,426       2,377      4,999      4,746
                                                      ------      ------    -------    -------

      Nonfacility expenses:
              Real estate taxes                          139         139        284        278
              Base management fees                       198         198        396        396
              Illinois Medicaid assessments               98          98        197        197
              Depreciation and amortization              268         266        534        532
                                                      ------      ------    -------    -------
                                                         703         701      1,411      1,403
                                                      ------      ------    -------    -------
               Income before incentives                1,723       1,676      3,588      3,343

      Incentive management fees                         (491)       (471)    (1,017)      (897)
      Officers' bonuses                                   --          --         --         --
                                                      ------      ------    -------    -------
               Income from operations                  1,232       1,205      2,571      2,446
                                                      ------      ------    -------    -------

Other income (expense):
      Interest income                                    170         168        358        337
      Interest expense                                  (520)       (487)    (1,049)      (983)
                                                      ------      ------    -------    -------
                                                        (350)       (319)      (691)      (646)
                                                      ------      ------    -------    -------
Income before income taxes                               882         886      1,880      1,800
Income tax expense                                       (63)        (71)      (160)      (154)
                                                      ------      ------    -------    -------
Net income                                               819         815      1,720      1,646
Retained earnings, beginning                           1,349       1,430      1,288      1,388
Dividends declared                                      (819)       (823)    (1,659)    (1,612)
                                                      ------      ------    -------    -------
Retained earnings, ending                             $1,349      $1,422    $ 1,349    $ 1,422
                                                      ======      ======    =======    =======



The accompanying notes are an integral part of these financial statements.


                                                   ROSEWOOD CARE CENTER
                                       FACILITY COMPANIES AND REAL ESTATE COMPANIES

                                            COMBINED STATEMENTS OF CASH FLOWS

                                                  (DOLLARS IN THOUSANDS)

                                                       (UNAUDITED)
                                                                              Three Months             Six Months
                                                                                 Ended                   Ended
                                                                              December 31,            December 31,
                                                                          -------------------     --------------------
Cash flow from operating activities:                                       1996        1997        1996         1997
                                                                          -------     -------     -------      -------
   Net income                                                             $   819     $   815     $ 1,720      $ 1,646
   Adjustments:
      Depreciation                                                            236         234         469          468
      Amortization                                                             33          32          65           64
      Decrease (increase) in:
          Accounts receivable - residents                                     254         (26)       (174)        (288)
          Accounts receivable - third party payors                             61         (92)       (449)         878
          Other receivables and prepaids                                     (155)       (303)         (1)        (443)
      Increase (decrease) in:
          Accounts payable - trade                                             39        (176)       (368)        (107)
          Accrued salaries, taxes and fringes                                (146)        189          34           71
          Accrued real estate taxes                                            91          90         (23)         (59)
          Accrued management fees                                             (34)         45          28          206
          Other payables and accruals                                         (24)        (85)          6         (122)
                                                                          -------     -------     -------      -------
   Net cash provided by operating activities                                1,174         723       1,307        2,314
                                                                          -------     -------     -------      -------
Cash flow from investing activities:
          Purchase of property and equipment                                  (51)        (36)        (78)         (62)
          Loans and deposits with affiliate                                 1,404         475       1,019          817
                                                                          -------     -------     -------      -------
   Net cash (used) by investing activities                                  1,353         439         941          755
                                                                          -------     -------     -------      -------
Cash flow from financing activities:
          Reduction of long-term debt                                        (982)     (1,015)     (1,235)      (1,395)
          Dividends paid                                                     (840)       (789)     (1,454)      (1,332)
                                                                          -------     -------     -------      -------
   Net cash (used) by financing activities                                 (1,822)     (1,804)     (2,689)      (2,727)
                                                                          -------     -------     -------      -------
Net increase (decrease) in cash                                               705        (642)       (441)         342
Cash, beginning                                                             1,091       3,304       2,237        2,320
                                                                          -------     -------     -------      -------
Cash, ending                                                              $ 1,796     $ 2,662     $ 1,796      $ 2,662
                                                                          =======     =======     =======      =======
Cash paid for:
   Interest                                                               $   520     $   564     $ 1,049      $ 1,150
                                                                          =======     =======     =======      =======
   Income taxes                                                           $   118     $   104     $   206      $   154
                                                                          =======     =======     =======      =======




The accompanying notes are an integral part of these financial statements.


                              ROSEWOOD CARE CENTER
                  FACILITY COMPANIES AND REAL ESTATE COMPANIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.    Interim Financial Statements
      ----------------------------

      In the opinion of the Companies, these unaudited combined financial statements include all adjustments necessary for a fair presentation of their financial position as of June 30, 1997 and December 31, 1997, and the results of their operations and their cash flows for the three and six month periods ended December 31, 1996 and 1997. Such adjustments were of a normal recurring nature.

      The results of operations for the six month periods ended December 31, 1996 and 1997 are not necessarily indicative of the results for the full years.

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

4.    Dividends
      ---------

      Dividends in the amount of $1,612,700 were declared during the six months ended December 31, 1997.

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Rosewood Care Centers Capital Funding Corporation

      The Corporation is a pass through entity. Interest income and expenses offset, resulting in no income or loss.


The Combined Facility Companies and Real Estate Companies

              Three Months Ended December 31, 1997 Compared With
                     Three Months Ended December 31, 1996

      Overview
      --------

      The Companies have continued their marketing emphasis on short-term convalescent care while continuing to provide long-term care. The number of short-term care patients and demand for ancillary rehabilitative and therapy services has continued to increase. Revenues and expenses associated with rehabilitative and therapy services have continued to increase through December 31, 1997.

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

      Operating Results
      -----------------

      Net revenues have increased to $7,722,000 for the three months ended December 31, 1997 from $7,416,000 for the three months ended December 31 1996, an increase of $306,000 or 4.1%. Private revenues have increased $297,000 from $4,527,000 for the three months ended December 31, 1996 to $4,824,000 for the three months ended December 31, 1997. Revenue generated from ancillary services increased $140,000 while revenue from room charges increased $157,000 when compared to the same three month period last year. The average room rate has increased from $107 per day for the three month period ended December 31, 1996 to $114 per day for the current three month period. Private census has decreased from 41,687 patient days for 1996 to 40,576 patient days for the current three month period ended December 31, 1997.

      The majority of the increase in ancillary revenue can be accounted for by the change in the method of billing and collecting for drugs sold to private paying residents. Prior to July 1, 1997, drugs supplied to private paying residents were billed by an unrelated third party pharmacy company directly to the private paying residents and not reflected as revenues or expenses of the Companies. Effective July 1, 1997, the Companies began directly billing residents for drugs. The drugs, which continue to be supplied to the private paying residents by the unrelated pharmacy company, are billed to the residents by the Companies at the same cost as previously charged to the residents by the unrelated pharmacy company in prior periods. As compensation for performing the billing and collecting for the drugs, the Companies retain a portion of the drug billings. For the three months ended December 31, 1997, this aggregated $57,000, which is reflected in Other Patient Revenues for the current period.

      Net revenues for Medicare decreased from $2,500,000 for the three months ended December 31, 1996 to $2,444,000 for the three months ended December 31, 1997, a decrease of $56,000 or 2.2%. The Medicare census has decreased to 9,230 patient days from 10,367 patient days for the same period last year.

      Medicaid revenue has increased from $358,000 to $376,000 when compared to the same three month period last year. The increase is the result of an increase in census from 5,408 patient days for the three months ended December 31, 1996 to 5,536 patient days for the three months ended December 31, 1997.

      The occupancy of the facilities has decreased to 86.8% for the current three month period compared to 90.1% for the same three month period last year. Additional information on occupancy is presented in the comparative information for the six month period.

      Facility operating expenses increased to $5,345,000 (or $96.58 per patient day) for the current three month period ended December 31, 1997, from $4,990,000 (or $86.84 per patient day) for the three months ended December 31, 1996.

      Administrative expenses have increased $16,000 when compared to the same three month period last year. The majority of the increase can be accounted for by the increase in wages, telephone, new employee training and the increase in the cost of continuing education of employees reimbursed by the Company.

      The cost of employee benefits has increased $44,000 from $466,000 for the three months ended December 31, 1996, to $510,000 for the three months ended December 31, 1997. The majority of the increase can be accounted for by an increase in vacation and holiday pay of $19,400, an $8,900 increase in payroll taxes and a $9,700 increase in the cost of health insurance and workers' compensation insurance. The balance of the increase is the result of inflation.

      Dietary expenses increased approximately $13,000 when compared to the same three month period last year which can be accounted for by increased labor costs.

      Nursing costs increased from $1,808,000 for the three months ended December 31, 1996 to $1,890,000 for the three months ended December 31, 1997, an increase of $82,000 or 4.5%. Labor costs increased $73,000 when compared to the same period last year, with the balance of the increase accounted for by the increase in the cost of medical supplies.

      Ancillary services costs have increased from $1,278,000 for the three months ended December 31, 1996 to $1,443,000 for the three months ended December 31, 1997, an increase of $165,000 or 12.9%. The majority of the increase is the result of the increase in the cost of drugs sold to private payor residents which was discussed above.

      Plant utilities and maintenance, aggregating $284,000 have not changed when compared to the same period last year.

      Housekeeping and laundry costs have increased $18,000 when compared to the same three month period last year. All of the increase can be accounted for by the increase in the cost of labor for both departments.

      Social Services and Activities costs have increased $17,000 when compared to the same three month period last year and can be accounted for by the increase in labor for these departments.

      Interest income which aggregated $170,000 and 168,000 for the periods ending December 31, 1996 and 1997, respectively, is virtually unchanged.

      Interest expense decreased $33,000 when compared to the same three month period last year. The decrease is the result of the decrease in the long term debt from $28,044,000 on December 31, 1996 to $26,186,000 as of December 31, 1997.


               Six Months Ended December 31, 1997 Compared With
                      Six Months Ended December 31, 1996

      Operating Results
      -----------------

      Net revenues have increased to $15,243,000 for the six months ended December 31, 1997 from $14,797,000 for the six months ended December 31, 1996, an increase of $446,000 or 3.0%. Private revenues have increased $566,000 from $9,088,000 for the six months ended December 31, 1996, to $9,654,000 for the six months ended December 31, 1997. Revenue generated from ancillary services increased $215,000, while revenue from room charges increased $351,000 when compared to the same period last year. The average private room rates for the current period aggregated $114 per patient day compared to $105 per patient day for the same period last year. Private census has decreased from 84,171 patient days for the six months ended December 31, 1996, to 80,598 patient days for the period ended December 31, 1997.

      As previously discussed, effective July 1, 1997, the Companies began billing the private paying residents for drugs previously billed directly to the residents by an unrelated third party pharmacy company. This change has resulted in an increase in ancillary revenue aggregating $309,000 for the current six month period. Other ancillary revenues, comprised of occupational, physical and speech therapy, declined $94,000 when compared to the same period last year. The portion of the drug billings retained by the Companies as compensation for the billing and collecting for drugs aggregated $104,000 for the six months ended December 31, 1997, compared to $0 for the six months ended December 31, 1996 and is reflected in Other Patient Revenues for the current six month period.

      Net revenues for Medicare have decreased from $4,977,000 for the six months ended December 31, 1996 to $4,695,000 for the six months ended December 31, 1997, a decrease of $282,000 or 5.7%. The Medicare census has decreased from 20,700 patient days for the six months ended December 31, 1996 to 17,846 patient days for the six months ended December 31, 1997. The Medicare reimbursement rate has increased approximately $30 per day when compared to the same period last year, which is the direct result of the increase in ancillary services provided to the Medicare qualified residents.

      Medicaid revenue has increased from $686,000 to $750,000 when compared to the same period last year. The increase is the result of a increase in census from 10,478 patient days for the six months ended December 31, 1996 to 11,027 patient days for the six months ended December 31, 1997.

      The facilities have an average occupancy rate of 87.2% for the current six month period, compared to 90.5% for the same period last year. The East Peoria facility is the only facility with an average occupancy significantly below levels achieved by the majority of the Companies' facilities. Management is in the process of making management changes at the East Peoria facility, which included a change of the facility administrator in November, 1997, in an effort to bring the East Peoria facility in line with the rest of the Companies' operations. The occupancy for the six facilities for the current six month period compared to the same period last year is as follows:

                                                 December 31
                                            1996              1997
Swansea                                     96.4              98.7
Galesburg                                   86.3              80.9
Moline                                      93.3              94.3
Alton                                       98.9              97.5
Peoria                                      89.8              91.0
East Peoria                                 78.4              62.2

Average                                     90.5              87.2

      Facility operating expenses increased to $10,497,000 (or $95.89 per patient day) for the current six month period ended December 31, 1997, from $9,798,000 (or $84.94 per patient day) for the six months ended December 31, 1996.

      Administrative expenses have increased $58,000 when compared to the same period last year. The majority of the increase can be accounted for by the increase in wages, telephone, advertising for new employees and new employee training.

      The cost of employee benefits has increased $63,000 when compared to the same six month period last year. The majority of the increase can be accounted for by a $42,500 increase in sick, holiday and vacation pay and a $13,900 increase in payroll taxes. The balance of the increase is the result of inflation.

      Dietary expenses have increased approximately $22,000 when compared to the same period last year, the result of an increase in labor costs for the current six month period.

      Nursing costs increased from $3,536,000 for the six months ended December 31, 1996 to $3,712,000 for the six months ended December 31, 1997, an increase of $176,000 or 4.9%. Labor costs increased $68,000, compared to the same period last year, with the balance of the increase due to the increase in the cost of medical supplies.

      Ancillary services costs have increased from $2,529,000 for the six months ended December 31, 1996 to $2,854,000 for the six months ended December 31, 1997, an increase of $325,000 or 12.9%. This increase in costs is the direct result of the increase in ancillary revenue and services provided to the residents of the facilities. The cost of drugs has increased $309,000 when compared to the same period last year. This increase was the result of the change in billings for drugs to private residents previously discussed. Therapy services for speech, occupational and physical therapy are provided at four of the facilities by a related company, Rosewood Therapy Services, Inc., and are billed to the Companies at cost, which has resulted in substantial savings to the Companies over contracting with unrelated third party therapy providers, aggregating $264,000 over the six month period ending December 31, 1996.

      Plant utilities and maintenance costs decreased $6,000 from $603,000 for the six months ended December 31, 1996, to $597,000 for the six month period ended December 31, 1997. The decrease can be accounted for by the decrease in repairs for the current period.

      Housekeeping and laundry costs increased $27,000, compared to the same six month period last year. Labor costs increased $34,000, while the cost of supplies decreased $7,000 when compared to the same period last year.

      Social Services and Activities costs have increased $34,000 when compared to the same period last year. The increase is the result of the increase in labor costs for these departments.

      Interest income has decreased $21,000 when compared to the same period last year as a result of the decrease in the notes receivable outstanding during the six month period from the affiliated company, Rosewood Care Center Holding Co.

      Interest expense decreased $66,000 when compared to the same period last year. The decrease is the result of the decrease in the long term debt from $28,044,000 on December 31, 1996 to $26,186,000 as of December 31, 1997.

      The Facility Companies file a consolidated income tax return with their parent company, Rosewood Care Center Holding Co. The income of the Real Estate Companies is taxed at the individual shareholder level, as each real estate company is an S corporation. The amount reflected as income taxes is the facility companies' portion of federal and state taxes calculated for the six months ended December 31, 1997 and 1996, on an annualized basis.


      Liquidity and Capital Resources
      -------------------------------

      As of December 31, 1997, the Balance Sheet reflects $267,000 as due from affiliates which was paid subsequent to the period ended December 31, 1997.
As of December 31, 1997, the Companies had approximately $2,662,000 in cash and cash equivalents and net working capital of approximately $1,877,000. There was a net increase in cash of $342,000 since June 30, 1997. For the six months ended December 31, 1997, net cash provided by operations was $2,314,000. Net cash from investing activities was $755,000 of which $817,000 was received from Rosewood Care Center Holding Co. as payment on notes due from the affiliated company and $62,000 was used by the Companies for the purchase of personal property and equipment used in the operations of the facilities. Net cash used in financing activities aggregated $2,727,000 of which $1,395,000 was used to retire debt and $1,332,000 was used for the payment of dividends. The Companies believe they have adequate capital for operations and replacements for the coming year and the foreseeable future.

      Accounts receivable from private paying patients increased to $1,466,000 as of December 31, 1997, compared to $1,178,000 as of June 30, 1997. Accounts receivable from third party payers decreased to $2,531,000 as of December 31, 1997, compared to $3,409,000 as of June 30, 1997. $882,000 of this amount is due from Medicare for unsettled cost reports through December 31, 1997 which are subject to audit. $243,000 of this amount was received subsequent to December 31, 1997, as an interim settlement until the audits are completed by the intermediary.

      The Medicare program continues to face intense scrutiny and significant cutbacks. In budget legislation passed by Congress in 1997, a new Medicare prospective payment system ("MPPS") was enacted. This new MPPS is intended to help the Medicare program achieve targeted reductions in spending growth of approximately $9.2 billion for skilled nursing facilities over the next five years. The new MPPS reimburses the provider for routine, ancillary and capital costs. The new MPPS rate will initially be a blended rate, based on previous facility costs adjusted by an inflation factor and a national rate. The first year the rate will be based on 75% facility costs and 25% national rate. The second year rate is 50% facility costs and 50% national rate. In the fourth year, 100% of the new MPPS will be based on the national rate. The national rate is subject to adjustment for the acuity of the patient mix and variation in geographic labor costs.

      The current system of Medicare payment is a cost reimbursement system which requires, among other things, a projection of care to be provided at the time the resident is admitted and a report of care actually given when the resident is discharged. In addition to the changes described above, the new MPPS is to be based on units of service defined for the purpose of calculating prospective payment. This payment system requires more frequent assessment and reporting than under the current system.

      The new MPPS is currently scheduled to take effect on July 1, 1998 for the Companies. Although some officials believe the July 1, 1998 effective date will not be extended, the regulations relating to regional adjustment factors have not yet been published. These regulations, which were originally to be published by April 1, 1998 are now projected for May 1, 1998. The effect of this new MPPS is not yet known. The Companies will incur additional clerical and other staffing costs as a result of the additional reporting required. If the new MPPS is successful in its intent to pay for the Medicare services rendered on a more timely basis, the Companies should receive the major portion of the Medicare payments quicker. However, the new MPPS currently contemplates a continuation of the year end reporting required under the current system for a final reconciliation. Until the regulations are final and the Companies have some experience with reimbursement under the new MPPS, the effect of the new MPPS on the results of operations and financial conditions of the Companies is uncertain.

      Management does not anticipate any cash flow shortages during the foreseeable future, despite the changes in the Medicare payment system, unless Medicare administration and payment terms significantly further deteriorate.


Part II  Other Information
--------------------------

Item 1.  Legal Proceedings.

      There were no material developments with respect to legal proceedings during the quarter ended December 31, 1997.

Item 2.  Changes in Securities.

      Not applicable.

Item 3.  Defaults Upon Senior Securities.

      None.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

Item 5.  Other Information.

      The Sun Bank Letter of Credit funding the Debt Service Reserve Fund expired December 6, 1997 and was renewed for another one year term, expiring December 6, 1998.

      During the period ending December 31, 1997, the construction of the 60 bed expansion wing at Rosewood Care Center of Alton was substantially completed. Subsequent to the end of the fiscal quarter, the state inspection was conducted and the expansion wing was licensed and opened on January 23, 1998. There are certain restrictions on the expansion which are contained in the Loan Agreement and the Trust Indenture. In accordance with those restrictions, ownership of the expansion wing is maintained in the name of the Alton Real Estate II, L.L.C., a separate entity from Alton Real Estate, Inc. which owns the existing nursing home. Rosewood Care Center, Inc. of Alton, the company which leases and operates the Alton skilled nursing facility, is also the lessee and operator of the expansion wing. In accordance with the terms of the Loan Agreement, and the Loan Guarantee Agreement, under certain conditions, Rosewood Care Center, Inc. of Alton can terminate the lease and take other actions which could be adverse to Alton Real Estate II, L.L.C. without penalty while the bonds are outstanding.

      During the period ending December 31, 1997, the construction of the 60 bed expansion wing at Rosewood Care Center of Galesburg continued. The expansion wing is under roof, with major systems installed and interior finish progressing. Opening of the expansion wing is projected for the last quarter of fiscal 1998. There are certain restrictions on the expansion which are contained in the Loan Agreement and the Trust Indenture. In accordance with those restrictions, ownership of the expansion wing is maintained in the name of the Galesburg Real Estate II, L.L.C., a separate entity from Galesburg Real Estate, Inc. which owns the existing nursing home. Rosewood Care Center, Inc. of Galesburg, the company which leases and operates the Galesburg skilled nursing facility, will also be the lessee and operator of the expansion wing. In accordance with the terms of the Loan Agreement, and the Loan Guarantee Agreement, under certain conditions, Rosewood Care Center, Inc. of Galesburg can terminate the lease and take other actions which could be adverse to Galesburg Real Estate II, L.L.C. without penalty while the bonds are outstanding.

      In the 1997 fiscal year, a related company, Rosewood Therapy Services, Inc. began providing therapy services to the facilities owned and operated by the Companies. In 1997, therapy services were provided to the facilities at prevailing market rates, on the same terms and conditions as would be entered into with unrelated therapy companies. During the 1997 fiscal year, the Companies' paid $3,016,000 to unrelated companies for physical and occupational therapy services and an additional $236,000 for speech therapy services. Amounts paid by the Companies to Rosewood Therapy Services during the 1997 fiscal year were negligible. Beginning with the 1998 fiscal year, therapy services are provided to the facilities at Rosewood Therapy Services' cost, rather than at prevailing market rates. During the first half of the 1998 fiscal year, the Companies' paid $770,000 to unrelated companies for physical, occupational therapy services and speech therapy services. Amounts paid by the Companies to Rosewood Therapy Services during the first half of the 1998 fiscal year, aggregated $840,000. The Companies intend to obtain substantially all therapy services from Rosewood Therapy Services for the 1998 fiscal year. Effective March 1998, the Companies will be terminating contracts with the remaining unrelated third party therapy providers and thereafter, substantially all speech, occupational and physical therapy will be provided by Rosewood Therapy Services. The Companies anticipate that only nominal amounts will be paid to outside companies to provide specialized therapies or to cover short term staffing needs.

      During the last fiscal quarter, the Companies became participants in the 401 (k) Plan maintained by an affiliate, HSM Management Services, Inc. The Plan allows but does not require a matching contribution from the Companies. The Companies do not expect participation in the 401 (k) plan to have a material impact on financial performance.

      The Companies continue to have discussions with large providers relating to managed care options. At December 31, 1997, no new contracts had been finalized.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)   See Index to Exhibits on Page 36.

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


                                    ROSEWOOD CARE CENTERS CAPITAL
                                    FUNDING CORPORATION, Registrant




Dated:  February 11, 1998           By:   /s/ Larry Vander Maten
                                          --------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal
                                          Financial and Accounting Officer)

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    SWANSEA, Registrant


Dated:  February 11, 1998           By:   /s/ Larry Vander Maten
                                          --------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    GALESBURG, Registrant



Dated:  February 11, 1998           By:   /s/ Larry Vander Maten
                                          --------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    PEORIA, Registrant



Dated:  February 11, 1998           By:   /s/ Larry Vander Maten
                                          --------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    EAST PEORIA, Registrant




Dated:  February 11, 1998           By:   /s/ Larry Vander Maten
                                          --------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    ALTON, Registrant



Dated:  February 11, 1998           By:   /s/ Larry Vander Maten
                                          --------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    MOLINE, Registrant



Dated:  February 11, 1998           By:   /s/ Larry Vander Maten
                                          --------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SWANSEA REAL ESTATE, INC., Registrant



Dated:  February 11, 1998           By:   /s/ Larry Vander Maten
                                          --------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal and Executive Officer
                                          and Principal Financial
                                          and Accounting Officer

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GALESBURG REAL ESTATE, INC., Registrant




Dated:  February 11, 1998           By:   /s/ Larry Vander Maten
                                          --------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PEORIA REAL ESTATE, INC., Registrant




Dated:  February 11, 1998           By:   /s/ Larry Vander Maten
                                          --------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EAST PEORIA REAL ESTATE, INC., Registrant




Dated:  February 11, 1998           By:   /s/ Larry Vander Maten
                                          --------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALTON REAL ESTATE, INC., Registrant



Dated:  February 11, 1998           By:   /s/ Larry Vander Maten
                                          --------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MOLINE REAL ESTATE, INC., Registrant




Dated:  February 11, 1998           By:   /s/ Larry Vander Maten
                                          --------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

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

10.19 Reference is made to the Consultant Services Agreement between Rosewood Therapy Services, Inc. and Rosewood Care Center, Inc. of
         Alton (Additional Consultant Services Agreements listed on the
         Schedule), which was filed on November 12, 1997 as Exhibit 10.19 of the Form 10-Q of the Registrants.

10.20    Renewal of the Letter of Credit filed on February 11, 1994 as Exhibit
         10.15 on the Form 10-Q of the Registrants.

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

99.14 Reference is made to the Lease Agreement filed on September 28, 1994 as Exhibit 99.14 of the Form 10-K of Registrants.

99.15 Reference is made to the Revised and Restated Grant and Declaration o of Easements filed on September 28, 1994 as Exhibit 99.15 of the Form
         10-K of Registrants.

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

                                   SCHEDULE
THE FOLLOWING DOCUMENTS ARE SUBSTANTIALLY IDENTICAL TO THE DOCUMENT FILED AS THE CORRESPONDING EXHIBIT IN THE 10-Q OF THE REGISTRANTS FILED ON NOVEMBER 23, 1993 10-Q.

4.4 Loan Guaranty Agreement between Rosewood Care Centers Capital Funding Corporation and Rosewood Care Center, Inc. of Swansea

      Loan Guaranty Agreement between Rosewood Care Centers Capital Funding Corporation and Rosewood Care Center, Inc. of Peoria

      Loan Guaranty Agreement between Rosewood Care Centers Capital Funding Corporation and Rosewood Care Center, Inc. of East Peoria

      Loan Guaranty Agreement between Rosewood Care Centers Capital Funding Corporation and Rosewood Care Center, Inc. of Moline

      Loan Guaranty Agreement between Rosewood Care Centers Capital Funding Corporation and Rosewood Care Center, Inc. of Galesburg

4.5   Note executed by Swansea Real Estate, Inc.

      Note executed by Peoria Real Estate, Inc.

      Note executed by East Peoria Real Estate, Inc.

      Note executed by Moline Real Estate, Inc.

      Note executed by Galesburg Real Estate, Inc.

10.2 Collateral Pledge and Security Agreement between Rosewood Care Centers Capital Funding Corporation and Swansea Real Estate, Inc.

      Collateral Pledge and Security Agreement between Rosewood Care Centers Capital Funding Corporation and Peoria Real Estate, Inc.

      Collateral Pledge and Security Agreement between Rosewood Care Centers Capital Funding Corporation and East Peoria Real Estate, Inc.

      Collateral Pledge and Security Agreement between Rosewood Care Centers Capital Funding Corporation and Moline Real Estate, Inc.

      Collateral Pledge and Security Agreement between Rosewood Care Centers Capital Funding Corporation and Galesburg Real Estate, Inc.

10.3 Mortgage Between Swansea Real Estate, Inc. and Rosewood Care Centers Capital Funding Corporation

      Mortgage Between Peoria Real Estate, Inc. and Rosewood Care Centers Capital Funding Corporation

      Mortgage Between East Peoria Real Estate, Inc. and Rosewood Care Centers Capital Funding Corporation

      Mortgage Between Moline Real Estate, Inc. and Rosewood Care Centers Capital Funding Corporation

      Mortgage Between Galesburg Real Estate, Inc. and Rosewood Care Centers Capital Funding Corporation

10.4 Security Agreement between Rosewood Care Centers Capital Funding Corporation and Rosewood Care Center, Inc. of Swansea

      Security Agreement between Rosewood Care Centers Capital Funding Corporation and Rosewood Care Center, Inc. of Peoria

      Security Agreement between Rosewood Care Centers Capital Funding Corporation and Rosewood Care Center, Inc. of East Peoria

      Security Agreement between Rosewood Care Centers Capital Funding Corporation and Rosewood Care Center, Inc. of Moline

      Security Agreement between Rosewood Care Centers Capital Funding Corporation and Rosewood Care Center, Inc. of Galesburg

10.5 Assignment of Rents and Leases between Rosewood Care Centers Capital Funding Corporation and Swansea Real Estate, Inc.

      Assignment of Rents and Leases between Rosewood Care Centers Capital Funding Corporation and Peoria Real Estate, Inc.

      Assignment of Rents and Leases between Rosewood Care Centers Capital Funding Corporation and East Peoria Real Estate, Inc.

      Assignment of Rents and Leases between Rosewood Care Centers Capital Funding Corporation and Moline Real Estate, Inc.

      Assignment of Rents and Leases between Rosewood Care Centers Capital Funding Corporation and Galesburg Real Estate, Inc.

10.6 Subordination and Attornment Agreement between Rosewood Care Centers Capital Funding Corporation and Swansea Real Estate, Inc.

      Subordination and Attornment Agreement between Rosewood Care Centers Capital Funding Corporation and Peoria Real Estate, Inc.

      Subordination and Attornment Agreement between Rosewood Care Centers Capital Funding Corporation and East Peoria Real Estate, Inc.

      Subordination and Attornment Agreement between Rosewood Care Centers Capital Funding Corporation and Moline Real Estate, Inc.

      Subordination and Attornment Agreement between Rosewood Care Centers Capital Funding Corporation and Galesburg Real Estate, Inc.

10.8 Administrative Services Agreement between Hovan Enterprises, Inc. and Swansea Real Estate, Inc.

      Administrative Services Agreement between Hovan Enterprises, Inc. and Peoria Real Estate, Inc.

      Administrative Services Agreement between Hovan Enterprises, Inc. and East Peoria Real Estate, Inc.

      Administrative Services Agreement between Hovan Enterprises, Inc. and Moline Real Estate, Inc.

      Administrative Services Agreement between Hovan Enterprises, Inc. and Galesburg Real Estate, Inc.

10.9 Revised and Restated Management Agreement between Rosewood Care Center, Inc. of Swansea and Hovan Enterprises, Inc.

      Revised and Restated Management Agreement between Rosewood Care Center, Inc. of Peoria and Hovan Enterprises, Inc.

      Revised and Restated Management Agreement between Rosewood Care Center, Inc. of East Peoria and Hovan Enterprises, Inc.

      Revised and Restated Management Agreement between Rosewood Care Center, Inc. of Moline and Hovan Enterprises, Inc.

      Revised and Restated Management Agreement between Rosewood Care Center, Inc. of Galesburg and Hovan Enterprises, Inc.

10.10 Lease between Swansea Real Estate, Inc. and Rosewood Care Center, Inc. of Swansea

      Lease between Swansea Real Estate, Inc. and Rosewood Care Center, Inc. of Peoria

      Lease between Swansea Real Estate, Inc. and Rosewood Care Center, Inc. of East Peoria

      Lease between Swansea Real Estate, Inc. and Rosewood Care Center, Inc. of Moline

      Lease between Swansea Real Estate, Inc. and Rosewood Care Center, Inc. of Galesburg

10.11 Assignment of Management Agreement between Rosewood Care Center, Inc. of Swansea and Mercantile Bank

      Assignment of Management Agreement between Rosewood Care Center, Inc. of Peoria and Mercantile Bank

      Assignment of Management Agreement between Rosewood Care Center, Inc. of East Peoria and Mercantile Bank

      Assignment of Management Agreement between Rosewood Care Center, Inc. of Moline and Mercantile Bank

      Assignment of Management Agreement between Rosewood Care Center, Inc. of Galesburg and Mercantile Bank

THE FOLLOWING DOCUMENTS ARE SUBSTANTIALLY IDENTICAL TO THE DOCUMENT FILED AS THE CORRESPONDING EXHIBIT IN THE 10-Q OF THE REGISTRANTS FILED ON NOVEMBER 12, 1997

10.19 Consultant Services Agreement between Rosewood Therapy Services, Inc. and Rosewood Care Center, Inc. of Swansea

      Consultant Services Agreement between Rosewood Therapy Services, Inc. and Rosewood Care Center, Inc. of Moline

      Consultant Services Agreement between Rosewood Therapy Services, Inc. and Rosewood Care Center, Inc. of Galesburg