Form 10-Q
period 1998-03-31
ROSEWOOD CARE CENTERS CAPITAL FUNDING CORP; ROSEWOOD CARE CENTER INC OF SWANSEA; ROSEWOOD CARE CENTER INC OF GALESBURG; ROSEWOOD CARE CENTER INC OF EAST PEORIA; ROSEWOOD CARE CENTER INC OF PEORIA; ROSEWOOD CARE CENTER INC OF ALTON; ROSEWOOD CARE CENTER INC OF MOLINE; SWANSEA REAL ESTATE INC; GALESBURG REAL ESTATE INC; EAST PEORIA REAL ESTATE INC
filed 1998-05-14
CIK 909110, 909113, 909114, 909115, 909116, 909117, 909118, 909120, 909121, 909122

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998
                                      OR
  [    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

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

      Certain information called for on Item 6 of Part II of this Form 10-Q is incorporated by reference to Registrants' Registration Statement (No. 33-65948) dated July 13, 1993 which was declared effective October 14, 1993, Registrants' Form 10-Q filed November 29, 1993, Registrants' Form 10-Q filed February 11, 1994, Registrants' Form 10-K filed September 28, 1994, Registrants' Form 10-Q filed February 14, 1995, Registrants' Form 10-Q filed May 15, 1995, Registrants' Form 10-Q filed February 13, 1996, Registrants' Form 10-Q filed May 14, 1996, Registrants' Form 10-K filed September 26, 1996, Registrants' Form 10-Q filed November 13, 1996, Registrants' Form 10-Q filed November 12, 1997, and Registrants' Form 10-Q filed February 11, 1998.

      Index to Exhibits is on Page 37.

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
            Peoria Real Estate, Inc.
            Alton Real Estate, Inc.
            Moline Real Estate, Inc.
              Combined Balance Sheet                                               8
              Combined Statement of Operations                                    10
              Combined Statement of Cash Flows                                    11
              Notes to Combined Financial Statements                              12

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                   14


Part II  Other Information
--------------------------

Item 1.     Legal Proceedings                                                     22
Item 2.     Changes in Securities                                                 22
Item 3.     Defaults Upon Senior Securities                                       22
Item 4.     Submission of Matters to a Vote of Security Holders                   22
Item 5.     Other Information                                                     22
Item 6.     Exhibits and Reports on Form 8-K                                      23



Index to Exhibits                                                                 37
-----------------

Signatures                                                                        24
----------

Part I  Financial Information
        ---------------------

Item 1.           Financial Statements


                                 ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                                   BALANCE SHEET

                                               (Dollars in Thousands)

                                                    (Unaudited)

                                                                                  June 30,               March 31,
                                         Assets                                     1997                    1998
                                         ------                                   --------               ---------
Cash                                                                               $     1                 $   262
Mortgage notes receivable, Rosewood Companies                                       27,581                  25,876
Accrued interest receivable                                                            167                      -
                                                                                   -------                 -------
                                                                                   $27,749                 $26,138
                                                                                   =======                 =======



                         Liabilities and Stockholders' Equity
                         ------------------------------------

First mortgage redeemable bonds                                                    $27,581                 $25,980
Accrued interest                                                                       167                     157

Stockholders' equity:
   Common stock, $1 par value
     Authorized - 30,000 shares
     Issued and outstanding - 500 shares,
       at issue price                                                                    1                       1

   Retained earnings                                                                    -                       -
                                                                                   -------                 -------
                                                                                   $27,749                 $26,138
                                                                                   =======                 =======







                      The accompanying notes are an integral part of this financial statement.


                                 ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                              STATEMENT OF OPERATIONS

                                               (Dollars in Thousands)

                                                    (Unaudited)

                                                             Three Months                        Nine Months
                                                                Ended                               Ended
                                                               March 31,                          March 31,
                                                       ------------------------           ------------------------
                                                        1997              1998             1997              1998
                                                       ------            ------           ------            ------
Interest Income                                         $505              $473            $1,576            $1,456

Interest expense                                         505               473            $1,576            $1,456
                                                        ----              ----            ------            ------

Net Income                                              $  0              $  0            $    0            $    0
                                                        ====              ====            ======            ======





                      The accompanying notes are an integral part of this financial statement.


                                 ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                              STATEMENT OF CASH FLOWS

                                               (Dollars in Thousands)

                                                    (Unaudited)
                                                             Three Months                        Nine Months
                                                                Ended                               Ended
                                                              March 31,                           March 31,
                                                       ------------------------           ------------------------
                                                        1997              1998             1997              1998
                                                       ------            ------           ------            ------
Cash flow from operating activities:
   Net income                                          $   0             $   0           $     0           $     0
   Decrease in accrued interest receivable                (2)                0               (10)              167
   Increase (decrease) in accrued interest                -                 (2)                0               (10)
                                                       -----             -----           -------           -------
Net cash provided by operating activities                 (2)               (2)              (10)              157
                                                       -----             -----           -------           -------

Cash flow from investing activities:
   Collections on notes receivable                       276               310             1,512             1,705
                                                       -----             -----           -------           -------
Net cash used by investing activities                    276               310             1,512             1,705
                                                       -----             -----           -------           -------

Cash flow from financing operations:
   Reduction of redeemable bonds                        (274)             (308)           (1,502)           (1,601)
                                                       -----             -----           -------           -------
Net cash provided by financing                          (274)             (308)           (1,502)           (1,601)
                                                       -----             -----           -------           -------

Net increase (decrease) in cash                            0                 0                 0               261
Cash, beginning                                          262               262               262                 1
                                                       -----             -----           -------           -------
Cash, ending                                             262               262               262               262
                                                       =====             =====           =======           =======

Cash paid for interest                                 $ 505             $ 473           $ 1,576           $ 1,456
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

               ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


1.    Interim Financial Statements
      ----------------------------

      In the opinion of the Company, these unaudited financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 1997, and March 31, 1998, and the results of its operations and its cash flows for the three month and the nine month periods ended March 31, 1998 and 1997. Such adjustments were of a normal recurring nature.

      The results of operations for the nine months ended March 31, 1998, and 1997 are not necessarily indicative of the results for the full year.

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

                                                ROSEWOOD CARE CENTER
                                    FACILITY COMPANIES AND REAL ESTATE COMPANIES

                                              COMBINED BALANCE SHEETS

                                               (Dollars in Thousands)

                                                    (Unaudited)
                                                                                  June 30,               March 31,
                                              Assets                                1997                   1998
                                              ------                              --------               ---------
Current assets:
   Cash                                                                            $ 2,320                 $ 3,290
   Accounts receivable - residents, net of allowance
     for doubtful accounts of $224 and $117,
     respectively                                                                    1,178                   1,456
   Accounts receivable - third party payor                                           3,409                   2,055
   Due from affiliates                                                                 -0-                     272
   Interest receivable                                                                 256                     152
   Prepaid insurance and other prepaids                                                 43                      66
   Deferred income tax benefits                                                         75                      75
                                                                                   -------                 -------
       Total current assets                                                          7,281                   7,366
                                                                                   -------                 -------

Property, plant and equipment:
   Land                                                                                943                     943
   Site improvements                                                                 2,140                   2,140
   Building                                                                         17,830                  17,830
   Equipment                                                                         3,702                   3,801
   Leasehold improvements                                                              322                     358
                                                                                   -------                 -------
                                                                                    24,937                  25,072
   Less accumulated depreciation                                                     7,370                   8,055
                                                                                   -------                 -------
                                                                                    17,567                  17,017
                                                                                   -------                 -------

Other assets:
   Notes receivable from Rosewood Care Center
     Holding Company                                                                 7,034                   6,136
Amortizable Costs, Net                                                                 965                     871
                                                                                   -------                 -------
                                                                                     7,999                   7,007
                                                                                   -------                 -------
                                                                                   $32,847                 $31,390
                                                                                   =======                 =======





                     The accompanying notes are an integral part of these financial statements.


                                                ROSEWOOD CARE CENTER
                                    FACILITY COMPANIES AND REAL ESTATE COMPANIES

                                              COMBINED BALANCE SHEETS

                                               (Dollars in Thousands)

                                                    (Unaudited)


                                                                                  June 30,               March 31,
       Liabilities and Stockholders' Equity                                         1997                   1998
       ------------------------------------                                       --------               ---------
Current liabilities:
   Current portion of long-term debt                                               $ 2,021                 $ 2,034
   Accounts payable - trade                                                          1,083                   1,096
   Accrued expenses:
     Salaries and payroll taxes                                                        470                     454
     Vacation and employee fringes                                                     244                     278
     Rent - Affiliate                                                                  -0-                      43
     Real estate taxes                                                                 510                     564
     Accrued interest                                                                  167                     -0-
     Management fees - affiliate                                                       265                     319
     Income taxes                                                                       50                      45
   Dividends payable                                                                   543                     747
                                                                                   -------                 -------
       Total current liabilities                                                     5,353                   5,580
                                                                                   -------                 -------

Long-term debt:
   Notes payable - Rosewood Care Center
     Capital Funding Corporation                                                    27,581                  25,876
                                                                                   -------                 -------
                                                                                    27,581                  25,876
   Less current maturities                                                           2,021                   2,034
                                                                                   -------                 -------
                                                                                    25,560                  23,842
                                                                                   -------                 -------

Stockholders' equity:
   Common stock                                                                         65                      65
   Paid-in capital                                                                     481                     481
   Retained earnings                                                                 1,388                   1,422
                                                                                   -------                 -------
                                                                                     1,934                   1,968
                                                                                   -------                 -------
                                                                                   $32,847                 $31,390
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


                                                ROSEWOOD CARE CENTER
                                    FACILITY COMPANIES AND REAL ESTATE COMPANIES

                              COMBINED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                               (Dollars in Thousands)
                                                    (Unaudited)

                                                           Three Months                           Nine Months
                                                              Ended                                  Ended
                                                            March 31,                              March 31,
                                                      ---------------------                  ---------------------
                                                       1997           1998                    1997           1998
                                                      ------         ------                  ------         ------
Patient service revenue:
   Private                                            $4,382         $4,792                 $13,470        $14,446
   Medicare                                            2,646          2,564                   7,623          7,259
   Medicaid                                              418            380                   1,104          1,130
   Other patient revenues, net of expenses                16             89                      62            233
                                                      ------         ------                 -------        -------
                                                       7,462          7,825                  22,259         23,068
                                                      ------         ------                 -------        -------
Operating expenses:
   Facility expenses:
     Administrative expense                              240            270                     705            793
     Employee fringe benefits                            456            522                   1,376          1,505
     Dietary                                             470            504                   1,427          1,483
     Nursing                                           1,780          1,964                   5,316          5,676
     Ancillary services                                1,268          1,663                   3,797          4,517
     Plant utilities and maintenance                     283            282                     887            879
     Housekeeping and laundry                            226            257                     690            748
     Social services and activities                      160            192                     483            550
                                                      ------         ------                 -------        -------
                                                       4,883          5,654                  14,681         16,151
                                                      ------         ------                 -------        -------
       Income after facility expenses                  2,579          2,171                   7,578          6,917
                                                      ------         ------                 -------        -------

   Nonfacility expenses:
     Real estate taxes                                   138            143                     422            421
     Rent                                                -0-             43                     -0-             43
     Base management fees                                198            209                     594            605
     Illinois Medicaid assessments                        99            105                     296            302
     Depreciation and amortization                       264            247                     798            779
                                                      ------         ------                 -------        -------
                                                         699            747                   2,110          2,150
                                                      ------         ------                 -------        -------
       Income before incentives                        1,880          1,424                   5,468          4,767

   Incentive management fees                            (566)          (308)                 (1,583)        (1,205)
   Officers' bonuses                                      -              -                       -              -
                                                      ------         ------                 -------        -------
       Income from operations                          1,314          1,116                   3,885          3,562
                                                      ------         ------                 -------        -------

Other income (expense):
   Interest income                                       157            157                     515            494
   Interest expense                                     (504)          (474)                 (1,553)        (1,457)
                                                      ------         ------                 -------        -------
                                                        (347)          (317)                  1,038           (963)
                                                      ------         ------                 -------        -------
Income before income taxes                               967            799                   2,847          2,599
Income tax expense                                       (84)           (52)                   (245)          (206)
                                                      ------         ------                 -------        -------
Net income                                               883            747                   2,602          2,393
Retained earnings, beginning                           1,348          1,422                   1,288          1,388
Dividends declared                                      (823)          (747)                 (2,482)        (2,359)
                                                      ------         ------                 -------        -------
Retained earnings, ending                             $1,408         $1,422                 $ 1,408        $ 1,422
                                                      ======         ======                 =======        =======


                     The accompanying notes are an integral part of these financial statements.

                                                ROSEWOOD CARE CENTER
                                    FACILITY COMPANIES AND REAL ESTATE COMPANIES

                                         COMBINED STATEMENTS OF CASH FLOWS

                                               (Dollars in Thousands)

                                                    (Unaudited)
                                                           Three Months                           Nine Months
                                                              Ended                                  Ended
                                                            March 31,                              March 31,
                                                      ---------------------                  ---------------------
                                                       1997           1998                    1997           1998
                                                      ------         ------                  ------         ------
Cash flow from operating activities:
   Net income                                        $   882        $   748                 $ 2,602        $ 2,394
   Adjustments:
     Depreciation                                        232            217                     701            685
     Amortization                                         32             31                      97             95
     Decrease (increase) in:
       Accounts receivable - residents                   (90)            10                    (264)          (278)
       Accounts receivable - third party payors          297            476                    (152)         1,354
       Other receivables and prepaids                    178            252                     177           (191)
     Increase (decrease) in:
       Accounts payable - trade                          (44)           120                    (412)            13
       Accrued salaries, taxes and fringes               202            (54)                    236             17
       Accrued real estate taxes                         111            113                      88             54
       Accrued rent - affiliates                         -0-             43                     -0-             43
       Accrued management fees                            74           (152)                    102             54
       Other payables and accruals                        (7)           (50)                     (1)          (172)
                                                     -------        -------                 -------        -------
   Net cash provided by operating activities           1,867          1,754                   3,174          4,068
                                                     -------        -------                 -------        -------
Cash flow from investing activities:
       Purchase of property and equipment                (39)           (73)                   (117)          (135)
       Loans and deposits with affiliate                (115)            81                     904            898
                                                     -------        -------                 -------        -------
   Net cash (used) by investing activities              (154)             8                     787            763
                                                     -------        -------                 -------        -------
Cash flow from financing activities:
       Reduction of long-term debt                      (276)          (311)                 (1,511)        (1,706)
       Dividends paid                                   (819)          (823)                 (2,273)        (2,155)
                                                     -------        -------                 -------        -------
   Net cash (used) by financing activities            (1,095)        (1,134)                 (3,784)        (3,861)
                                                     -------        -------                 -------        -------
Net increase (decrease) in cash                          618            628                     177            970
Cash, beginning                                        1,796          2,662                   2,237          2,320
                                                     -------        -------                 -------        -------
Cash, ending                                         $ 2,414        $ 3,290                 $ 2,414        $ 3,290
                                                     =======        =======                 =======        =======
Cash paid for:
   Interest                                          $   504        $   473                 $ 1,553        $ 1,623
                                                     =======        =======                 =======        =======
   Income taxes                                      $    40        $    95                 $   246        $   249
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

                             ROSEWOOD CARE CENTER
                 FACILITY COMPANIES AND REAL ESTATE COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS


1.    Interim Financial Statements
      ----------------------------

      In the opinion of the Companies, these unaudited combined financial statements include all adjustments necessary for a fair presentation of their financial position as of June 30, 1997 and March 31, 1998, and the results of their operations and their cash flows for the three and nine month periods ended March 31, 1998 and 1997. Such adjustments were of a normal recurring nature.

      The results of operations for the nine month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results for the full years.

      It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies and financial notes thereto included in the Form 10K Annual Report (No. 33-65948), which has previously been filed with the Commission.

2.    Litigation
      ----------

      The Companies, from time to time, are involved in litigation in the ordinary course of business including disputes involving management contracts, patient services, employment services, and employment claims. The Companies are also involved in routine administrative and judicial proceedings regarding permits and expenses. The Companies are not a party to any lawsuit or proceeding which the companies have not provided for, which in the opinion of management, is individually or in the aggregate, likely to have a material adverse effect on the combined financial position or results of operations of the Companies.

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

4.    Dividends
      ---------

      Dividends in the amount of $2,359,800 were declared during the nine months ended March 31, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

      The Corporation is a pass through entity. Interest income and expenses offset, resulting in no income or loss.


THE COMBINED FACILITY COMPANIES AND REAL ESTATE COMPANIES

                THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH
                       THREE MONTHS ENDED MARCH 31, 1997


      Overview
      --------

      The Companies have continued their marketing emphasis on short-term convalescent care while continuing to provide long-term care. The number of short-term care patients and demand for ancillary rehabilitative and therapy services has continued to increase. Revenues and expenses associated with rehabilitative and therapy services have continued to increase through March 31, 1998.

      The Medicare program and various forms of private payment are principal payors for short-term nursing home care and rehabilitative services. All six of the facilities participate in the federally administered Medicare program. All six of the facilities also participate in the Medicaid program for a distinct number of beds in each facility.

      The Companies will continue to be affected by the government's attempts to control Medicare costs and by market issues facing the nursing home industry as a whole. The Balanced Budget Act of 1997 has put into effect the managed care model for most health care services reimbursed under the Medicare program. All long term care companies will need to increase efficiencies in management and lower costs in order to remain profitable and continue to increase growth under the Medicare prospective payment system ("MPPS").

      Labor costs continue to increase while staffing levels have not changed significantly for any of the facilities. The Companies have found it necessary to raise wage rates to attract qualified personnel. The ability of the Companies to control the cost of labor, which represents one of the largest components of the Companies' operating expenses, will significantly impact the future operating results.

      On January 23, 1998 the facility located in Alton, Illinois opened its sixty bed addition, which results in the facility now being licensed for 180 beds. The financial statements and other disclosures for the nine months ended March 31, 1998 reflect this additional capacity. The following table sets forth the effect on the occupancy and patient day disclosures specific to the addition of the sixty licensed beds at the Alton facility:

                                             February                             March
                                             --------                             -----
                                      1997              1998              1997              1998
                                      ----              ----              ----              ----
Residents                              114               124               113               131
                                       ===               ===               ===               ===

Increase in Patient Days                                                                     838
                                                                                             ===

      Operating Results
      -----------------

      Net revenues have increased to $7,825,000 for the three months ended March 31, 1998 from $7,462,000 for the three months ended March 31, 1997, an increase of $363,000 or 4.6%. Private revenues have increased $410,000 from $4,382,000 for the three months ended March 31, 1997 to $4,792,000 for the three months ended March 31, 1998. Revenue generated from ancillary services for private paying patients increased $270,000, while revenue from room charges increased $140,000 when compared to the same three month period last year. Private census has decreased from 39,818 patient days for 1997 to 39,636 patient days for the current three month period ended March 31, 1998.

      The majority of the increase in ancillary revenue can be accounted for by the change in the method of billing and collecting for drugs sold to private paying residents. Prior to July 1, 1997, drugs supplied to private paying residents were billed by an unrelated third party pharmacy company directly to the private paying residents and not reflected as revenues or expenses of the Companies. Effective July 1, 1997, the Companies began directly billing residents for drugs. The drugs, which continue to be supplied to the private paying residents by the unrelated pharmacy company, are billed to the residents by the Companies at the same cost as previously charged to the residents by the unrelated pharmacy company in prior periods. As compensation for performing the billing and collecting for the drugs, the Companies retain a portion of the drug billings. For the three months ended March 31, 1998, this aggregated $63,000, which is reflected in Other Patient Revenues for the current period.

      Net revenues for Medicare have decreased from $2,646,000 for the three months ended March 31, 1997 to $2,564,000 for the three months ended March 31, 1998, a decrease of $82,000 or 3.1%. The Medicare census has decreased to 9,384 from 9,476 compared to the same period last year.

      Medicaid revenue has decreased from $418,000 to $380,000 when compared to the same three month period last year. The decrease is the result of a decrease in census from 6,223 patient days for the three months ended March 31, 1997 to 5,505 patient days for the three months ended March 31, 1998.

      The occupancy of the facilities was 84.1% for the current three month period, compared to 89.5% for the same three month period last year.

      Facility operating expenses increased to $5,654,000 (or $103.70 per patient day) for the current three month period ended March 31, 1998, from $4,883,000 (or $87.96 per patient day) for the three months ended March 31, 1997, an increase of $15.74 per patient day.

      Administrative expenses have increased $30,000 when compared to the same three month period last year. The majority of the increase can be accounted for by the increase in professional fees, advertising for new employees, education, seminars and mileage reimbursement.

      The cost of employee fringe benefits has increased from $456,000 for the three months ended March 31, 1997 to $522,000 for the three months ended March 31, 1998. The majority of the increase can be accounted for by the increase in workers' compensation insurance premiums and payroll taxes.

      Dietary expenses have increased approximately $34,000 when compared to the same three month period last year. Wages have increased approximately $24,000 while the cost of food and supplies has increased $10,000 when compared to the same three month period last year.

      Nursing costs have increased from $1,780,000 for the three months ended March 31, 1997 to $1,964,000 for the three months ended March 31, 1998, an increase of $184,000 or 10.3%. Labor costs have increased $154,000, while the cost of medical supplies has increased $30,000 when compared to the same period last year.

      Ancillary services costs have increased from $1,268,000 for the three months ended March 31, 1997 to $1,663,000 for the three months ended March 31, 1998, an increase of $395,000 or 31.1%. The increase in costs aggregating $171,000 is the result of the increase in ancillary revenue and services provided to both the private pay and Medicare residents of the facilities. The cost of drugs has increased $224,000 when compared to the same period last year. This increase was the result of the change in billings for drugs to private residents previously discussed.

      In the fiscal quarter ending March 31, 1998, the last two facilities which had contracts with unrelated third party therapy providers terminated those contracts. Therapy services for speech, occupational and physical therapy are now provided at all of the facilities by a related company, Rosewood Therapy Services, Inc., and are billed to the Companies at cost, which has resulted in substantial savings to the Companies over contracting with unrelated third party therapy providers. The cost savings associated with this arrangement aggregated $223,000 for the three month period ended March 31, 1998 when compared to the three month period ended March 31, 1997.

      Plant utilities and maintenance for the quarter ended March 31, 1998 aggregated $282,000 which is virtually unchanged when compared to the $283,000 expended for the three month period ended March 31, 1997.

      Housekeeping and laundry costs have increased $31,000 when compared to the same three month period last year. Labor costs have increased $35,000 while the cost of supplies has decreased $4,000.

      Social Services and Activities costs have increased $32,000 when compared to the same three month period last year. The increase can be accounted for by the increase in staffing for these departments.

      Interest income is unchanged and aggregated $157,000 for each of the three month periods ended March 31, 1998 and 1997.

      Interest expense decreased $30,000 when compared to the same three month period last year. The decrease is the result of the decrease in the long term debt of the facility.

                NINE MONTHS ENDED MARCH 31, 1998 COMPARED WITH
                       NINE MONTHS ENDED MARCH 31, 1997

      Operating Results
      -----------------

      Net revenues have increased to $23,068,000 for the nine months ended March 31, 1998 from $22,259,000 for the nine months ended March 31, 1997, an increase of $809,000 or 3.6%. Private revenues have increased $976,000 from $13,470,000 for the nine months ended March 31, 1997, to $14,446,000 for the nine months ended March 31, 1998. Revenue generated from ancillary services for private paying patients increased $514,000, while revenue from room charges increased $462,000 when compared to the same period last year. The average private room rate for the current period aggregated $114 per patient day compared to $106 per patient day for the same period last year. Private census has decreased from 123,989 patient days for 1997 to 120,234 patient days for the current period ended March 31, 1998.

      As previously discussed, effective July 1, 1997, the Companies began billing the private paying residents for drugs previously billed directly to the residents by an unrelated third party pharmacy company. This change has resulted in an increase in ancillary revenue aggregating $364,000 for the current nine month period. Other ancillary revenues, comprised of occupational, physical and speech therapy, increased $150,000 when compared to the same period last year. The portion of the drug billings retained by the Companies as compensation for the billing and collecting for drugs aggregated $167,000 for the nine months ended March 31, 1998, compared to $0 for the nine months ended March 31, 1997 and is reflected in other Patient Revenues for the current nine month period.

      Net revenues for Medicare have decreased from $7,623,000 for the nine months ended March 31, 1997 to $7,259,000 for the nine months ended March 31, 1998, a decrease of $364,000 or 4.8%. The Medicare census has decreased to 27,230 patient days for 1998 from 30,176 patient days for the same period last year. The Medicare reimbursement rate has increased approximately $13 per day which is the result of an increase in ancillary services provided to Medicare qualified residents.

      Medicaid revenue has increased from $1,104,000 to $1,130,000 when compared to the same period last year. The facilities have received a minor increase of approximately $2 per day in the reimbursement rate paid to the facilities for residents covered under the Medicaid program. The Medicaid census has decreased from 16,701 patient days for the nine months ended March 31, 1997 to 16,532 patient days for the nine months ended March 31, 1998.

      The facilities have an average occupancy rate of 86% for the current nine month period, compared to 90% for the same period last year. The East Peoria facility is the only facility with an average occupancy significantly below levels achieved by the majority of the Companies' facilities. The East Peoria facility continues to have a low occupancy and management is of the opinion that this trend may continue. The occupancy for the six facilities for the current nine month period compared to the same period last year is as follows:

                                          March 31
                                1997                    1998
Swansea                         96.3                    98.5
Galesburg                       87.0                    81.6
Moline                          91.5                    93.1
Alton                           98.6                    89.7
Peoria                          90.0                    90.6
East Peoria                     76.9                    62.9

Average                         90.0                    86.0

      The Alton facility had an occupancy of 98.6% for the nine months ended March 31, 1997 compared to 89.7% for the nine months ended March 31, 1998. The decline in occupancy is the result of a 60 bed addition to the facility which was opened and licensed on January 23, 1998. As of May 5, 1998, the facility has 136 of the 180 beds occupied. Management is of the opinion that it could take as long as eighteen months to two years to achieve an occupancy in excess of 95% at the Alton location.

      Facility operating expenses increased to $16,151,000 (or $98.48 per patient day) for the current nine month period ended March 31, 1998, from $14,681,000 (or $85.92 per patient day) for the nine months ended March 31, 1997.

      Administrative expenses have increased $88,000 when compared to the same period last year. The majority of the increase can be accounted for by the increase in advertising, telephone, advertising for and training new employees, professional fees, and the increase in the cost of continuing education of employees reimbursed by the Companies.

      The cost of employee fringe benefits increased approximately $129,000 when compared to the same nine month period last year. The majority of the increase can be accounted for by the increase in workmen's compensation insurance premiums, payroll taxes, vacation pay and the cost of health insurance premiums.

      Dietary expenses have increased approximately $56,000 when compared to the same period last year. Wages have increased approximately $48,000, with the balance of the increase accounted for by the increase in raw food costs.

      Nursing costs have increased from $5,316,000 for the nine months ended March 31, 1997 to $5,676,000 for the nine months ended March 31, 1998, an increase of $360,000 or 6.8%. Labor costs have increased $261,000 when compared to the same period last year, with the balance of the increase accounted for by the increase in the cost of medical supplies.

      Even though the patient census has declined, labor hours have remained constant when compared to the same period last year. As previously discussed, labor costs continue to increase due to increased pressure on the availability of qualified personnel. Management is of the opinion that this trend will continue as long as unemployment remains at record low levels.
The Companies
will attempt to adjust daily rates to account for the increase in the cost of labor, while at the same time remaining competitive within the nursing home industry.

      Ancillary services costs have increased from $3,797,000 for the nine months ended March 31, 1997 to $4,517,000 for the nine months ended March 31, 1998, an increase of $720,000 or 19.0%. This increase in costs is the direct result of the increase in ancillary revenue and services provided to the Medicare and private paying residents of the facilities. The cost of drugs has increased $584,000 when compared to the same period last year. This increase was the result of the change in billings for drugs to private residents previously discussed.

      The remainder of the increase, or $138,000, is the result of the increase in the cost of speech, physical and occupational therapy provided to both private paying and Medicare residents because of the increased utilization of these services.

      In the fiscal quarter ending March 31, 1998, the last two facilities which had contracts with unrelated third party therapy providers terminated those contracts. Therapy services for speech, occupational physical therapy are now provided at all of the facilities by a related company, Rosewood Therapy Services, Inc., and are billed to the Companies at cost, which has resulted in substantial savings to the Companies over contracting with unrelated third party therapy providers, aggregating $487,000 over the nine month period ending March 31, 1997.

      Even though the company was able to realize substantial savings by contracting with the related company, the overall cost of therapy has increased as a result of the increase in ancillary services utilization by the private paying and Medicare residents of the facilities.

      Plant utilities and maintenance costs have decreased $8,000 from $887,000 for the nine months ended March 31, 1997 to $879,000 for the nine month period ended March 31, 1998.

      Housekeeping and laundry costs have increased $58,000 when compared to the same nine month period last year. Labor costs have increased $69,000, while the cost of supplies has decreased $11,000 when compared to the same period last year.

      Social Services and Activities costs have increased from $483,000 for the nine months ended March 31, 1997 to $550,000 for the nine months ended March 31, 1998. The increased cost is the result of the increase in staffing at all six of the facilities for these departments.

      Rent, base management fees and the Illinois Medicaid Assessments have increased when compared to the same nine month period in 1997 as a result of opening the sixty bed addition in Alton. The rent on the sixty bed addition was paid to an affiliated company which is not one of the reporting Companies.

      Interest income has decreased $21,000 when compared to the same period last year as a result of the decrease in the notes receivable outstanding during the nine month period from the affiliated company, Rosewood Care Center Holding Co.

      Interest expense decreased $96,000 when compared to the same period last year. The decrease is the result of the decrease in the long term debt of the facility from $27,581,000 on March 31, 1997 to $25,876,000 as of March 31, 1998.

      The Facility Companies file a consolidated income tax return with their parent company, Rosewood Care Center Holding Co. The income of the Real Estate Companies is taxed at the individual shareholder level, as each real estate company is an S corporation. The amount reflected as income taxes is the facility companies' portion of federal and state taxes calculated for the nine months ended March 31, 1998 and 1997, on an annualized basis.


      Liquidity and Capital Resources
      -------------------------------

      As of March 31, 1998, the companies had approximately $3,290,000 in cash and cash equivalents and net working capital of approximately $1,786,000. There was a net increase in cash of $970,000 since June 30, 1997. For the nine months ended March 31, 1998, net cash provided by operations was $4,068,000. Net cash from investing activities was $763,000 of which $898,000 was received from Rosewood Care Center Holding Co. as payment on notes due from the affiliated company and $135,000 was used by the Companies for the purchase of personal property and equipment used in the operations of the facilities. Net cash used in financing activities aggregated $3,861,000, of which $1,706,000 was used to retire debt and $2,155,000 was used for the payment of dividends. The Companies believe they have adequate capital for operations and replacements for the coming year and the foreseeable future.

      Accounts receivable from private paying patients increased to $1,456,000 as of March 31, 1998, compared to $1,178,000 as of June 30, 1997.
Accounts receivable from third party payers decreased to $2,055,000 as of March 31, 1998, compared to $3,409,000 as of June 30, 1997. $793,040 of this amount is due from Medicare for unsettled cost reports through March 31, 1998 which are subject to audit.

      The Medicare program continues to face intense scrutiny and significant cutbacks. As previously, noted, budget legislation passed by Congress in 1997, enacted a new Medicare prospective payment system. This new MPPS is intended to help the Medicare program achieve targeted reductions in spending growth of approximately $9.2 billion for skilled nursing facilities over the next five years. The new MPPS reimburses the provider for routine, ancillary and capital costs. The new MPPS rate will initially be a blended rate, based on previous facility costs adjusted by an inflation factor and a national rate. The first year the rate will be based on 75% facility costs and 25% national rate. The second year rate is 50% facility costs and 50% national rate. In the fourth year, 100% of the new MPPS will be based on the national rate. The national rate is subject to adjustment for the acuity of the patient mix and variation in geographic labor costs.

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

      The Balanced Budget Act of 1997, which proposed the Medicare billing changes, required a sixty day period between the date the adjustment factors were published and the implementation of the MPPS program. Although the government failed to meet the May 1, 1998 deadline for setting the regional adjustment factors, it has notified health care providers that the MPPS will still be implemented July 1, 1998. When the MPPS program starts, the Companies will incur additional clerical and other staffing costs as a result of the additional reporting required. Until the Companies have some experience with reimbursement under the new MPPS, it is unknown whether there will be an increase in revenues sufficient to offset the additional costs associated with the new MPPS. Therefore, the effect of the new MPPS on the results of operations, financial condition and cash flow of the Companies is not yet known.

      Litigation Climate
      ------------------

      Significant adverse awards and investigations involving high profile health care providers have recently been reported. Management believes these reports evidence an increasingly hostile regulatory and litigation climate in the nursing home industry. A continuation of this trend could significantly affect the Companies' future operating results.

      Year 2000
      ---------

      Many computers currently in use in business and government use only two digits, rather than four, to identify the year where information about the date is entered into or automatically added to computer files. These computers automatically add the "19" prefix to the last two digits the computer reads for the year when date information becomes part of a computer file. Thus, when "2000" is entered, the computer will only read the "00" and interpret the date as "1900", rather than "2000". This is becoming known as the Year 2000 ("Y2K") problem. This issue is more of a problem for systems employing large mainframe computers and other similar or older systems. Additional problems come from microprocessors embedded in machinery. The Companies do not utilize mainframes and have updated their computer systems recently, including accounting and clinical software and hardware. The Companies have also begun investigation of machinery to determine the existence and extent of any microprocessor problems.

      Investigation of readiness of mechanical systems and other equipment in the Companies' facilities has begun and equipment upgrades and readiness are scheduled to continue over the course of the next year. The Companies believe their internal accounting and patient management systems will not be materially disrupted or adversely affected by the Y2K problem. Internal software and hardware systems have undergone extensive upgrading in the last two years, in part to address the Y2K issues. However, the Companies receive substantial payments from insurance companies and state and federal government entities. In the United States Office of Management and Budget's report on the government's Y2K readiness issued on March 15, the Health Care Financing Administration ("HCFA"), which handles Medicare and Medicaid funds, was found to be struggling with Y2K readiness. At this time, the Companies do not know whether the government and other third party payors will have implemented updates and contingency plans necessary for problem-free transition to 2000.
If those payors experience disruption from the Y2K, the Companies could experience software compatibility problems, delays in payment and other difficulties which could have a material adverse impact on the future operating results or financial condition of the Companies. During the next fiscal year, the Companies plan to review and analyze whether there is a significant likelihood that the Companies' major payors or vendors will experience Y2K problems, the extent of repercussions to the Companies from such problems and what steps the Companies should be taking to eliminate, minimize or otherwise address potential costs and other problems.

PART II  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS.

      There were no material developments with respect to legal proceedings during the quarter ended March 31, 1998.

ITEM 2.  CHANGES IN SECURITIES.

      Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5.  OTHER INFORMATION.

      During the period ending March 31, 1998, the construction of the 60 bed expansion wing at Rosewood Care Center of Galesburg neared completion. Opening of the expansion wing is still projected for the last quarter of fiscal 1998. There are certain restrictions on the expansion which are contained in the Loan Agreement and the Trust Indenture. In accordance with those restrictions, ownership of the expansion wing is maintained in the name of the Galesburg Real Estate II, L.L.C., a separate entity from Galesburg Real Estate, Inc. which owns the existing nursing home. Rosewood Care Center, Inc. of Galesburg, the company which leases and operates the Galesburg skilled nursing facility, will also be the lessee and operator of the expansion wing. In accordance with the terms of the Loan Agreement, and the Loan Guarantee Agreement, under certain conditions, Rosewood Care Center, Inc. of Galesburg can terminate the lease and take other actions which could be adverse to Galesburg Real Estate II, L.L.C. without penalty while the bonds are outstanding.

      In the 1997 fiscal year, a related company, Rosewood Therapy Services, Inc. began providing therapy services to the facilities owned and operated by the Companies. In 1997, therapy services were provided to the facilities at prevailing market rates, on the same terms and conditions as would be entered into with unrelated therapy companies. During the 1997 fiscal year, the

Companies' paid $3,016,000 to unrelated companies for physical and occupational therapy services and an additional $236,000 for speech therapy services. Amounts paid by the Companies to Rosewood Therapy Services during the 1997 fiscal year were negligible. Beginning with the 1998 fiscal year, therapy services are provided to the facilities at Rosewood Therapy Services' cost, rather than at prevailing market rates. During the first nine months of the 1998 fiscal year, the Companies' paid $1,159,178 to unrelated companies for physical, occupational and speech therapy services. Amounts paid by the Companies to Rosewood Therapy Services during the first nine months of the 1998 fiscal year, aggregated $1,323,578. The Companies intend to obtain substantially all therapy services from Rosewood Therapy Services for the 1998 fiscal year. Effective March 1998, the Companies terminated contracts with the remaining unrelated third party therapy providers. Substantially all speech, occupational and physical therapy is now provided by Rosewood Therapy Services. The Companies anticipate that only nominal amounts will be paid to outside companies to provide specialized therapies or to cover short term staffing needs.

      During the second fiscal quarter of 1998, the Companies became participants in the 401 (k) Plan maintained by an affiliate, HSM Management Services, Inc. The Plan allows but does not require a matching contribution from the Companies. The Companies do not expect participation in the 401 (k) plan to have a material impact on financial performance.

      The Companies continue to have discussions with large providers relating to managed care options. At March 31, 1998, no new contracts had been finalized.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)   See Index to Exhibits on Page 37.

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


                                    ROSEWOOD CARE CENTERS CAPITAL
                                    FUNDING CORPORATION, Registrant




Dated:  May 14, 1998          By:   /s/ Larry Vander Maten
                                    --------------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal
                                          Financial and Accounting Officer)

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    SWANSEA, Registrant


Dated:  May 14, 1998          By:   /s/ Larry Vander Maten
                                    --------------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    GALESBURG, Registrant



Dated:  May 14, 1998          By:   /s/ Larry Vander Maten
                                    --------------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    PEORIA, Registrant



Dated:  May 14, 1998          By:   /s/ Larry Vander Maten
                                    --------------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    EAST PEORIA, Registrant




Dated:  May 14, 1998          By:   /s/ Larry Vander Maten
                                    --------------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    ALTON, Registrant



Dated:  May 14, 1998          By:   /s/ Larry Vander Maten
                                    --------------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    MOLINE, Registrant



Dated:  May 14, 1998          By:   /s/ Larry Vander Maten
                                    --------------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SWANSEA REAL ESTATE, INC., Registrant



Dated:  May 14, 1998          By:   /s/ Larry Vander Maten
                                    --------------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal and Executive Officer
                                          and Principal Financial
                                          and Accounting Officer

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GALESBURG REAL ESTATE, INC., Registrant




Dated:  May 14, 1998          By:   /s/ Larry Vander Maten
                                    --------------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PEORIA REAL ESTATE, INC., Registrant




Dated:  May 14, 1998          By:   /s/ Larry Vander Maten
                                    --------------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EAST PEORIA REAL ESTATE, INC., Registrant




Dated:  May 14, 1998          By:   /s/ Larry Vander Maten
                                    --------------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALTON REAL ESTATE, INC., Registrant



Dated:  May 14, 1998          By:   /s/ Larry Vander Maten
                                    --------------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MOLINE REAL ESTATE, INC., Registrant




Dated:  May 14, 1998          By:   /s/ Larry Vander Maten
                                    --------------------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

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

10.20 Reference is made to Renewal of the Letter of Credit filed on February 11, 1994 as Exhibit 10.15 on the Form 10-Q of the
            Registrants.

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

10.19 Consultant Services Agreement between Rosewood Therapy Services, Inc.
      and Rosewood Care Center, Inc. of Swansea

      Consultant Services Agreement between Rosewood Therapy Services, Inc.
      and Rosewood Care Center, Inc. of Moline

      Consultant Services Agreement between Rosewood Therapy Services, Inc.
      and Rosewood Care Center, Inc. of Galesburg

      Consultant Services Agreement between Rosewood Therapy Services, Inc.
      and Rosewood Care Center, Inc. of Peoria

      Consultant Services Agreement between Rosewood Therapy Services, Inc.
      and Rosewood Care Center, Inc. of East Peoria


                                    45
