Form 10-K
period 1998-06-30
ROSEWOOD CARE CENTERS CAPITAL FUNDING CORP; ROSEWOOD CARE CENTER INC OF SWANSEA; ROSEWOOD CARE CENTER INC OF GALESBURG; ROSEWOOD CARE CENTER INC OF EAST PEORIA; ROSEWOOD CARE CENTER INC OF PEORIA; ROSEWOOD CARE CENTER INC OF ALTON; ROSEWOOD CARE CENTER INC OF MOLINE; SWANSEA REAL ESTATE INC; GALESBURG REAL ESTATE INC; EAST PEORIA REAL ESTATE INC
filed 1998-09-25
CIK 909110, 909113, 909114, 909115, 909116, 909117, 909118, 909120, 909121, 909122

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1998
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 33-65948
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Certain information called for on Item 14 of Part IV of this Form 10-K is incorporated by reference to Registrants' Registration Statement (No. 33-65948) dated July 13, 1993 which was declared effective October 14, 1993, Registrants' Form 10-Q filed November 29, 1993, Registrants' Form 10-Q filed February 11, 1994, Registrants' Form 10-K filed September 28, 1994, Registrants' Form 10-Q filed February 14, 1995, Registrants' Form 10-Q filed May 15, 1995, Registrants' Form 10-Q filed February 13, 1996 and Registrants' Form 10-Q filed May 14, 1996, Registrants' Form 10-K filed September 26, 1996 and Registrants' Form 10-Q filed November 13, 1996, Registrants' Form 10-Q filed November 12, 1997, and Registrants' Form 10-Q filed February 11, 1998.

Index to Exhibits is on Page 77.

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

          ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                               INDEX

PART I                                                                          4

ITEM 1.     BUSINESS                                                            4
ITEM 2.     PROPERTIES                                                          11
ITEM 3.     LEGAL PROCEEDINGS                                                   13
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS               13

PART II                                                                         14

ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                                                             14
ITEM 6.     SELECTED FINANCIAL DATA                                             14
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                               15
ITEM 8.     COMBINED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                24
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE                                                53

PART III                                                                        53

ITEM 10.    DIRECTORS AND OFFICERS OF THE COMPANY                               53
ITEM 11.    EXECUTIVE COMPENSATION                                              53
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      54
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      55

PART IV                                                                         57

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K       57

(a)  1 and 2 Financial Statements and Financial Statement Schedule              57
(a)  3 Exhibits                                                                 57
(b)  Reports on Form 8-K                                                        57
(c)  Exhibits                                                                   57
(d)  Financial Statement Schedule                                               57

SUPPLEMENTAL INFORMATION                                                        58

EXHIBIT INDEX                                                                   77

                                         PART I

ITEM 1. BUSINESS.

Business of the REMIC

      Rosewood Care Centers Capital Funding Corporation, a Missouri corporation, was formed June 23, 1993 as a single purpose corporation, to function as a real estate mortgage investment conduit ("REMIC"). The REMIC was organized to issue the 7 1/4% First Mortgage Redeemable Bonds due November 1, 2013 and to make first mortgage loans to six affiliated companies (the "Borrowing Companies"). Each of the six Borrowing Companies owns a skilled nursing facility which is statelicensed. The six skilled nursing facilities are operated by six affiliated companies, which are guarantors of the first mortgage loans (the "Guarantors") (collectively the Borrowing Companies and the Guarantors are the "Companies"). The principal assets of the REMIC are the notes from the six first mortgage loans. The REMIC does not engage in any business or investment activities other than in connection with administering the repayment of the bonds and the first mortgage loans.

Business of the Companies

      The Companies own and operate six Rosewood Care Center(sm) skilled nursing facilities located in Illinois, each with a 120 bed capacity, except for the Alton facility, which has a 180 bed capacity. The facilities provide convalescent care, long-term care, and rehabilitative services primarily for elderly patients. Each facility offers a complete therapy program, including physical, occupational and speech therapy under the direction of a registered therapist.

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

      Approximately 73% of the patients in the facilities are private paying, though all the facilities participate in both the Medicare and Medicaid programs. The majority of the patients have sufficient funds and desire at the outset to try rehabilitative therapy, which is covered by Medicare and private insurance. The Medicare program and various forms of private payment are the principal payors for short-term nursing home care and rehabilitative services. Because of the high percentage of patients in the facilities that are private paying, the average daily rate of the facilities is higher than it would be if the facilities had a greater participation in the Medicaid program. All of the facilities currently participate in one or more managed care programs. The Companies are negotiating with additional third parties and expect to enter into additional managed care contracts in the future.

Operations

      Each skilled nursing facility is managed by an affiliated company, HSM Management Services, Inc., an Illinois corporation ("HSM Management"), pursuant to management agreements with each Guarantor. HSM Management provides a state-licensed nursing home administrator for each skilled nursing facility. HSM Management employs a director of operations and five area directors who supervise operations at the six facilities owned by the Companies, as well as others. In addition, nursing staff at each skilled nursing facility is under the supervision of a state-licensed director of nursing who is an employee of the facility. The nursing staffs consist of registered nurses and licensed practical nurses, as well as nurses aides.
The facilities also contract with others to provide medical and dietary consulting services, personal grooming services and recreational activities.

      The management agreements entered into with Hovan Enterprises, Inc. ("Hovan"), the predecessor of HSM Management, Inc. by each Guarantor on October 21, 1993, the bond issue date, continue in full force and effect after the merger of Hovan into HSM Management. All of the provisions of the management agreements apply to HSM Management in the same way they previously applied to Hovan.

Revenue By Payor

      The following table indicates the percentage of patient service revenue of the Companies by type of payor for the periods indicated.

                                                Fiscal Year Ended June 30,
                           1996                           1997                                1998
                           ----                           ----                                ----
                                                 (Dollars in Thousands)
                    Amount       Percent           Amount       Percent               Amount         Percent
                    ------       -------           ------       -------               ------         -------
Private            $17,079        62.0%           $17,808         60.0%              $19,257           62.0%
Medicare             9,293        33.0             10,142         35.0                10,438           33.0
Medicaid             1,319         5.0              1,494          5.0                 1,508            5.0
                   -------       -----            -------        -----               -------          -----
Total              $27,691       100.0%           $29,444        100.0%              $31,203          100.0%
                   =======       =====            =======        =====               =======          =====

Occupancy By Location As A Percentage of Available Beds

      Each facility has the capacity of 120 beds, except for the Alton facility, which has a 180 bed capacity. Most of the rooms are designed to be semi-private, with two beds per room. Some semi-private rooms are made available as private at a higher daily rate, thereby resulting in a lower number of available beds at a facility. The Companies focus on obtaining the highest average daily rate which may produce higher revenues even at lower occupancies, whereas if the facilities were principally Medicaid providers, maximum revenues could only be achieved with maximum occupancies. The East Peoria facility is the only facility with an average occupancy significantly below levels achieved by the majority of the Companies' facilities. The East Peoria facility continues to have a low occupancy and management is of the opinion that this trend will continue into the next fiscal year.

      The following table indicates occupancy at each facility as a percentage of available beds for the periods indicated.


                          1994         1995          1996         1997           1998
                          ----         ----          ----         ----           ----
Swansea                   96.6%        97.9%         99.5%        96.4%          98.4%
Galesburg                 95.7         91.4          82.2         86.3           81.1
Alton                     97.1         95.7          97.6         98.1           86.0
Peoria                    91.6         89.7          86.4         88.9           89.4
East Peoria               88.6         83.7          74.5         73.8           62.1
Moline                    94.5         94.8          89.2         91.7           93.0
                          ----         ----          ----         ----           ----
Combined                  93.8%        92.2%         87.7%        89.2%          84.9%
Average                   ====         ====          ====         ====           ====


      On January 22, 1998 the facility located in Alton, Illinois opened its sixty bed addition, which results in the facility now being licensed for 180 beds. The drop in occupancy at Alton is due to this additional bed capacity becoming available this year. The financial statements and other disclosures for the fiscal year ended June 30, 1998 also reflect this additional capacity.

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

      Health care reform continues to be a high priority concern at both the Federal and State government levels. In August 1997, the Balanced Budget Act of 1997 was signed into law. Included in the law are program changes directed at balancing the federal budget. The legislation changes Medicare and Medicaid policy in a number of ways as follows:

      a)  Development of new Medicare and Medicaid health plan options;

      b) Creation of additional safeguards designed to prevent fraud and abuse;

      c) A 10% reduction in Part B therapy costs for the period January 1, 1998 through July 1, 1998. As of July 1, 1998, reimbursement for services is based on fee schedules established by the United States Department of Health and Human Services Health Care Financing Administration ("HCFA");

      d) Phase-in of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities effective July 1, 1998; and

      e)  Limitations in Part B therapy charges per beneficiary per year.

      The new legislation will force skilled nursing facilities to contain costs as well as place further focus on patient outcomes. At this time, the Companies have not been able to assess the full impact of the changes due to the uncertainty of the interpretation of the legislation by HCFA and, therefore, no assurances can be made as to the impact of this legislation or any future health care legislation on the Companies' financial position, results of operations or cash flows. However, future and current federal legislative changes may have a negative impact on the operations of the Companies.

      PPS was effective for all of the Companies on July 1, 1998. This will change the manner in which the facilities are paid for inpatient services provided to Medicare beneficiaries.

      PPS will have a three year phase-in period. For the fiscal year ending June 30, 1999, the Medicare reimbursement rate will be based 75% on the June 30, 1995 facility-specific Medicare costs, as adjusted for inflation, and 25% will be federally determined based on the acuity level of the Medicare patients. For the fiscal year ending June 30, 2000, the rate will be based 50% on the 1995 facility-specific costs and 50% on the federally determined acuity rate. For the fiscal year ending June 30, 2001, the Medicare reimbursement will be based 25% on the 1995 facility-specific costs and 75% on the federally determined acuity rate. For the fiscal year ending June 30, 2002, the Medicare reimbursement rate will be based entirely on the federally determined rate based on the acuity level of the patients.

      The Companies are analyzing their 1995 facility rates and the acuity level of the Medicare patients in the facilities. Based on this analysis, the Companies hope to implement changes to lower the cost of providing services to their Medicare residents. Should the Companies be unable to execute the changes to reduce costs, PPS could have a material negative effect on the Companies' financial position and results of operations.

      PPS imposes documentation requirements to reflect the acuity level of the Medicare residents. This will impact billing and payment rates to the Companies. The Companies have implemented enhanced information systems. The Companies' personnel and are being trained on PPS to maintain compliance with Federal and State regulations.

      Under reimbursement regulations effective through June 30, 1998, funds received under Medicare programs are subject to audit by the third party payor responsible for administering the facility account. This results either in amounts due to or from the facilities based on the actual costs of participating in the Medicare program during the year. Past audits of the Companies' reimbursements through the fiscal year ending June 30, 1996, have not resulted in any material adjustments for any of the Companies that were not otherwise indemnified for by private vendors to the Companies.

      Medicare reimbursement of routine operating costs is subject to a cap that is related to costs of similar providers. In cases where this cap is exceeded, the facility may obtain an exception if it can show that the excess costs are caused by "atypical services." Five of the facilities exceeded the cap by the aggregate amount of $240,000 in 1998. The Companies are in the process of compiling the information necessary to apply for the exception for the facilities which qualify for 1998.

      In addition to the requirements for participation in the Medicare and Medicaid programs, the Companies' health care facilities are subject to annual licensing and other regulatory requirements of state authorities. In order to maintain the operators' licenses, the nursing facilities are inspected and must meet certain statutory and administrative requirements. These inspections are called surveys. The survey requirements relate to the physical condition of the building and equipment used in patient care, the quality and adequacy of personnel and the quality of medical care. In prior years, the Illinois Department of Public Health ("IDPH") sent each facility the results of its annual survey, citing deficiencies. The facility then conducted its own investigation and reported back to the IDPH with its plan of correction. IDPH only issued its letter that the facility was not in substantial compliance with applicable law and regulations if the facility did not promptly and appropriately respond and correct the deficiencies listed in IDPH's initial report to the facility of its survey results. In all cases, the state accepted the Companies' plans of correction, resulting in satisfaction of the state and federal licensure requirements. The Health Care Financing Administration of the Department of Health and Human Services ("HCFA") adopted new survey, certification and enforcement procedures by regulations effective July 1, 1995, to implement various Medicare and Medicaid provisions of the Omnibus Budget Reconciliation Act of 1987
("OBRA"). In 1997, IDPH, in administering compliance with HCFA regulations, began a new procedure. The initial letter sent to each facility reporting the survey results states that the facility has been found not to be in substantial compliance due to the enumerated deficiencies. However, in the ordinary course, the letter further states that if the facility promptly and appropriately responds and corrects the deficiencies, IDPH is recommending that the facility be certified for continued participation in the Medicare and Medicaid programs. Although the Companies believe that, as a practical matter, IDPH will continue to administer its survey and correction procedures in substantially the same manner as in the past, there can be no assurance of what position HCFA and the IDPH will adopt in the future in regard to these survey letters citing routine deficiencies. There also can be no assurance that the Companies will not be required to expend significant sums in order to maintain their licenses in the future.

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

      The Companies are carefully monitoring these developments and attempting to structure contractual arrangements which they believe will minimize the impact of reductions in government reimbursement. However, no assurance can be made that the funding of Medicare and Medicaid will remain at their current levels. Additional changes in the reimbursement policies of Medicare and Medicaid as a result of budget cuts by federal and state governments or other legislative actions could adversely affect the revenues of the Companies.

Competition

      The long-term care industry is highly competitive. The Companies compete with other providers on the basis of the breadth and quality of services they offer, the quality of their facilities and price. The Companies also compete in the recruitment of qualified health care personnel and the acquisition and development of additional facilities. The Companies' current and potential competitors include national, regional and local long-term care providers as well as hospital-based extended care providers and rehabilitation hospitals, many of which have significantly greater financial and other resources than the Companies. MPPS will require long term care providers to increase management efficiencies and lower costs in order to remain profitable. Hospitals may not be able to reduce costs sufficiently to continue in the long term skilled nursing care business, which may provide opportunities for others.

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

      Alternative facilities, such as assisted living facilities, also compete with the Companies' facilities for the lower acuity residents. Unlike for skilled nursing facilities, it is not always necessary to obtain a certificate of need in order to build these facilities. In addition, assisted living facilities are not always subject to the licensing requirements or the same level of inspection and other regulatory compliance as those for skilled nursing facilities.

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

      The need for skilled nursing facilities is expected to increase in the future as the demand for rehabilitative and long-term care increases. Construction of new skilled nursing facilities near the Companies' facilities could adversely affect the Companies' business. However, state regulations generally require a certificate of need before a new skilled nursing facility can be constructed or additional beds can be added to existing facilities. The Companies believe that these regulations reduce the possibility of overbuilding and promote higher utilization of existing facilities.

      At the time the certificate of need was granted for each of the Companies' skilled nursing facilities, the addition of such facilities resulted in an excess number of beds for purposes of future certificate of need analysis. Under current certificate of need regulations, existing facilities are given a preference in the opportunity to meet any additional need by expansion before a certificate of need is issued for construction of a new facility. There continues to be pressure to repeal existing certificate of need laws and there can be no assurance that the certificate of need procedure will not be eliminated or changed in the future. Although the terms of the loan documents prohibit the Borrowing Companies from undertaking new construction, the Guarantors are not prohibited from operating additional facilities, including expansion facilities. All of the facilities are adjacent to excess acreage owned by affiliated companies and related companies are allowed to construct expansions to current facilities under certain conditions. Affiliated companies opened the expansion wing at the Alton facility and progressed on construction of the expansion at the Galesburg facility during the 1998 fiscal year.

Leases

      Each of the facilities is leased by a Guarantor from the Borrowing Company which owns the facility. Lease payments consist of a base rent which is adjustable based on the amount needed by the Borrowing Company to service mortgage indebtedness on the facility and additional rent based on the economic performance of the facilities. Each lease has an initial term of four years and may be extended for up to five additional fouryear periods. Under each lease, the Borrowing Company is required to furnish the building and all equipment and furnishings and any replacements necessary for the operation of the facility. The Guarantor is responsible for paying all other expenses associated with operating the facility. The lease payments represent substantially all of the income earned by the Borrowing Companies.

Insurance

      The Companies carry property insurance, general liability insurance and other insurance which they believe adequate to cover the facilities and their businesses.

Employees

      The REMIC and the Borrowing Companies have no employees. The Guarantors employed 536 persons at June 30, 1998. None of the employees of the Companies are covered by collective bargaining agreements. The Companies believe that their relations with their employees are good and they have never experienced a major labor dispute.

      During October 1997 the Companies implemented a 401(K) Plan for eligible employees. Employees may elect to defer a portion of their salary to the Plan. Contributions to the Plan on behalf of the employees is at the discretion of the Companies' Boards of Directors. The Companies have made no contributions to the Plan on behalf of any employees.

      The Companies have experienced increases in labor costs due to higher wages and greater benefits required to attract and retain qualified personnel. The most recent increase in the minimum wage was effective September 1, 1997. This increase had little effect on the Companies' wage rates however, and the Companies do not anticipate a material impact, since all of the Companies' employees earn wages in excess of the minimum wage rates set by the federal government. The Companies believe such increases in the minimum wage could create competitive pressure to increase wage levels in the future. The ability of the Companies to control the cost of labor, which represents one of the largest components of the Companies' operating expenses, will significantly impact the future operating results.

      The Companies are occasionally experiencing shortages in qualified personnel to staff the facilities, and they competes for personnel with other health care providers and service industries, which could adversely affect the availability of qualified personnel in the future.

ITEM 2. PROPERTIES.

The Facilities

      Each of the facilities, excluding the 60 bed expansions at Alton and Galesburg, is a one story, 120 bed skilled nursing care facility consisting of approximately 38,000 to 40,000 square feet and situated on 4 to 7 acres. Each facility has been built within the last eleven years, with poured concrete foundation and brick veneer exterior walls. The facilities were built by the Companies for use as skilled nursing facilities with modern design and high quality systems. Accordingly, the Companies believe the properties are well suited to present and future needs. The six facilities are encumbered by the first mortgages given to the REMIC.

      The expansion wings at Alton and Galesburg are of similar construction to the main 120 bed facilities at each location. The Alton expansion was completed and licensed in January 1998. The Galesburg expansion is nearing completion but is not yet licensed and open for patients.

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

      On January 22, 1998, the 60-bed expansion wing opened at Alton. Although the expansion wing is owned by a separate company, Alton Real Estate II, L.L.C., as required by the Loan Agreement, the 60-bed addition is leased and operated by Rosewood Care Center, Inc. of Alton, and managed by HSM Management Services, Inc., the same companies which lease, operate and manage the main Alton facility.

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

ITEM 3. LEGAL PROCEEDINGS.

      There are various lawsuits and regulatory actions pending against the Companies arising in the normal course of business, some of which seek punitive damages or other damages generally not covered by insurance. The Companies do not believe that the ultimate resolution of these matters will have a material adverse effect on the Companies' combined financial position or results of operations.

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

                                            1994           1995         1996           1997          1998
                                            ----           ----         ----           ----          ----
Statement of Operations Data:
Patient Service Revenue:
    Private                               $16,307        $16,827      $17,079        $17,808        $19,257
    Medicare                                6,632          7,443        9,293         10,142         10,438
    Medicaid                                1,489          1,495        1,319          1,494          1,508
    Other Patient Revenues, Net of
        Expenses                               76             74           62             76            295
                                          -------        -------      -------        -------        -------
    Total                                  24,504         25,839       27,753         29,520         31,498
                                          -------        -------      -------        -------        -------
  Facility Expenses                        14,278         16,050       18,009         19,976         21,911
                                          -------        -------      -------        -------        -------
  Income After Facility Expenses           10,226          9,789        9,744          9,544          9,587
                                          -------        -------      -------        -------        -------
  Nonfacility Expenses                      2,867          2,772        2,829          2,815          2,874
                                          -------        -------      -------        -------        -------
  Income Before Incentives                  7,359          7,017        6,915          6,729          6,713
  Incentive Management Fees and
    Officers' Bonuses                      (2,573)        (2,221)      (2,167)        (2,040)        (1,988)
                                          -------        -------      -------        -------        -------
  Income From Operations                    4,786          4,796        4,748          4,689          4,725
                                          -------        -------      -------        -------        -------
  Other Income (expenses)                  (1,576)        (1,447)      (1,367)        (1,372)        (1,269)
                                          -------        -------      -------        -------        -------
  Income Before Taxes                       3,210          3,349        3,381          3,317          3,456
  Income Tax (expense) Benefit               (346)          (336)        (306)          (270)          (265)
                                          -------        -------      -------        -------        -------
  Net Income                              $ 2,864        $ 3,013      $ 3,075        $ 3,047        $ 3,191
                                          =======        =======      =======        =======        =======
Other Data:
  Net income available for debt
     service<F1>                          $ 9,075        $ 8,905      $ 8,788        $ 8,479        $ 8,405
  Debt service coverage ratio<F2>            2.90x          2.85x        2.81x          2.71x          2.69x

Dividends Declared                        $ 2,542        $ 2,819      $ 2,819        $ 2,947        $ 3,160

                                            1994           1995         1996           1997           1998
                                            ----           ----         ----           ----           ----
Balance Sheet Data:
Current Assets                            $ 5,916        $ 5,913      $ 6,960        $ 7,281        $ 7,689
Total Assets                               36,478         35,584       34,457         32,847         32,421
Current Liabilities                         4,147          4,726        5,136          5,353          6,966
Long-Term Debt                             30,947         29,280       27,487         25,560         23,490
Stockholders Equity (Deficit)               1,384          1,578        1,834          1,934          1,965

---------------------
<F1> "Net Income Available for Debt Service" is defined in the loan agreement among the REMIC and the Companies dated as of October 1, 1993. It is calculated for a 12 month period by taking the income from operations and adding non-cash expenditures (depreciation and amortization) and expenses subordinated to annual debt service (management fees, officers' bonuses) and interest income.

<F2> Calculated by dividing the Net Income Available for Debt Service by the annual debt service on the 7 1/4% First Mortgage Redeemable Bonds due November 1, 2013.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

      The Companies' operating strategy focuses on the average daily rate as well as on occupancy levels in order to maximize revenues from the facilities. The Companies principally market their services to private paying patients. Revenues from this market continued to grow in 1998. However, the underperformance of the facility in East Peoria, where occupancy has decreased appreciably due to administrative turnover and operational difficulties, will continue into the next fiscal year.

      The Companies have continued their marketing emphasis on shortterm convalescent care while continuing to provide long-term care. The number of short-term care patients and demand for ancillary rehabilitative and therapy services continues to increase. Revenues and expenses associated with rehabilitative and therapy have continued to increase through June 30, 1998. Continuance of this trend into the future cannot be readily determined because of the unknown impact of PPS, as previously discussed.

      The Medicare program and various forms of private payment are principal payors for shortterm nursing home care and rehabilitative services. All six of the facilities participate in the federally administered Medicare program. In May 1993, as a result of a change in state policy allowing limited participation in Medicaid, the Companies requested and received certification in the Medicaid program for a distinct number of beds in each facility. The Companies believe this is the most economically desirable participation in the Medicaid program for them. Private patient revenues continue to represent the major share of all patient service revenues. All of the Companies currently participate in one or more managed care programs. The Companies are negotiating with third parties and expect to enter into additional managed care contracts in the future. However, no managed care contracts which the Companies currently have or anticipate entering into in the near future are expected to have a material effect on overall financial performance.

Operating Results

      Year Ended June 30, 1998 Compared to Year Ended June 30, 1997

      Net Revenues. Net revenues increased to $31,498,000 for the year ended June 30, 1998, from $29,520,000 for the same period in 1997, an increase of $1,978,000 or 6.7%. Private pay revenue increased $1,449,000 from $17,808,000 for the year ended June 30, 1997 to $19,257,000 for the year ended June 30, 1998. Revenue generated from ancillary services for private paying patients increased $1,439,000 while revenue from room charges increased $539,000 when compared to the same period last year. Private census has decreased from 163,148 patient days for 1997 to 159,762 patient days for the current year ended June 30, 1998. The average room rate for the year ended June 30, 1998 has increased to $114 per day compared to $108 per day for the year ended June 30, 1997.

      The majority of the increase in ancillary revenue can be accounted for by the change in the method of billing and collecting for drugs sold to private paying residents. Prior to July 1, 1997, drugs supplied to private paying residents were billed by an unrelated third party pharmacy company directly to the private paying residents and not reflected as revenues or expenses of the Companies. Effective July 1, 1997, the Companies began directly billing residents for drugs. The drugs, which continue to be supplied to the private paying residents by the unrelated pharmacy company, are billed to the residents by the Companies at the same cost as previously charged to the residents by the unrelated pharmacy company in prior periods. As compensation for performing the billing and collecting for the drugs, the Companies retain a portion of the drug Companies retain a portion of the drug billings. For the year ended June 30, 1998, this aggregated $214,000, which is reflected in other Patient Revenues for the current period.

      Medicare revenue increased from $10,142,000 for the year ended June 30, 1997 to $10,438,000 for the year ended June 30, 1998, an increase of $296,000 or 2.9%. The Medicare census has decreased from 38,744 patient days for the year ended June 30, 1997 to 36,557 patient days for the year ended June 30, 1998. The increase in revenue is the direct result of an increase in the Companies' Medicare reimbursement rate resulting from the increase in ancillary services provided to residents.

      Medicaid revenue has increased from $1,494,000 for the year ended June 30, 1997 to $1,508,000 for the year ended June 30, 1998. The Medicaid census has decreased from 22,654 patient days for the fiscal year ended June 30, 1997, to 22,164 patient days for the fiscal year ended June 30, 1998. The increase in revenue is the result of a slight increase in the Medicaid reimbursement rate from $66.98 per patient day for the fiscal year ended June 30, 1997 to $68.00 per patient day for the fiscal year ended June 30, 1998.

      The occupancy of the facilities has declined, with an occupancy rate of 85% of available beds for the current year compared to an occupancy rate of 89.2% of available beds for the year ended June 30, 1997. As previously discussed, the East Peoria facility is the only location with a low occupancy when compared to the other five locations. This situation will continue into the next fiscal year. Also as previously discussed, the Alton facility opened a 60 bed addition on January 22, 1998. The Alton facility has historically had an overall occupancy of 96% to 98%, which decreased to 86% during the current fiscal year as a result of the 60 bed addition. It is the Companies' experience that it may take from eighteen months to two years to again achieve a 95% or better occupancy rate at the expanded Alton location.

      Facility Operating Expense. Facility operating expenses increased to $21,911,000 for the year ended June 30, 1998, (or $100.28 per patient day) from $19,976,000 (or $88.96 per patient day) for the fiscal year ended June 30, 1997, an increase of $1,935,000 (or $11.32 per patient day).

      Administrative expenses increased $79,000 or 1.8%, from $1,004,000 for the year ended June 30, 1997 to $1,083,000 for the year ended June 30, 1998, primarily, as a result of the increase in advertising for new employees during the current fiscal year. The cost per patient day aggregates $4.96 per patient day for the current fiscal year ended June 30, 1998 compared to $4.47 per patient day for the fiscal year ended June 30, 1997.

      Employee fringe benefits decreased $254,000 when compared to the same period last year. The cost per patient day decreased from $10.02 for 1997 to $9.14 for the current fiscal year ended June 30, 1998. The majority of the decrease can be accounted for by the decrease in health insurance and the cost of workers' compensation insurance for the year. The cost of health insurance decreased as a result of a decrease in the number of employees covered under the Companies' health insurance programs and a decrease in the annual premium cost paid by the Companies. The Companies are members of an association of nursing home operators within the State of Illinois which provides workers' compensation insurance coverage to its members at a substantial savings from that offered by the commercial insurance market. The premiums are based on actuarially determined rates established for the association applied to the actual payroll of the Companies. If during any covered year the claims exceed the estimated premiums, the Companies are required to reimburse the association for those expenditures. The Companies have participated in the self insured program since 1991. During the current year, claims exceeded the premiums by $90,000 compared to $287,000 for the fiscal year ended June 30, 1997.

      Dietary expenses increased $118,000 or 6.2% compared to the same period last year. The increase is due to an increase in wages of $88,000 and an increase in unprepared food cost of $30,000. The cost per patient day aggregated $9.22 per patient day for the year ended June 30, 1998, compared to $8.45 per patient day for the year ended June 30, 1997.

      Nursing service increased $680,000 or 9.6% when compared to the same period last year. Nursing payroll has increased $446,000 from $6,276,000 for the prior fiscal year to $6,722,000 for the year ended June 30, 1998. Other nursing expenses increased approximately $234,000 when compared to the same period last year, which was primarily the result of an increase in the cost of medical supplies. Even though the patient census has declined, labor hours have remained constant when compared to the same period last year. Labor costs continue to increase due to increased pressure on the availability of qualified personnel. Management is of the opinion that this trend will continue as long as unemployment remains at record low levels.
The Companies will attempt to adjust daily rates to account for the increase in the cost of labor, while at the same time remaining competitive in the nursing home industry.

      Ancillary services (which is comprised of physical therapy, occupational therapy, speech therapy, drugs and medical supplies), increased $1,103,000 from $4,978,000 for the year ended June 30, 1997 to $6,081,000 for the year ended June 30, 1998. The increase in costs is the direct result of the increase in ancillary services provided to the Medicare and private paying residents of the facility. The cost of drugs has increased approximately $805,000 when compared to the same period last year. This increase was the result of the change in billings for drugs to private residents previously discussed. The remainder of the increase, or $298,000 is the result of the increase in the cost of speech, physical and occupational therapy provided to both private paying and Medicare residents because of the increased utilization of these services.

      In the fiscal quarter ending March 31, 1998, the last two facilities which had contracts with unrelated third party therapy providers terminated those contracts. Therapy services for speech, occupational and physical therapy are now provided at all of the facilities by a related company, Rosewood Therapy Services, Inc., and are billed to the Companies at cost, which has resulted in substantial savings to the Companies over contracting with unrelated third party therapy providers, aggregating $821,000 over the fiscal year ended June 30, 1997. Even though the Companies were able to realize substantial savings by contracting with the related Company, the overall cost of therapy has increased as a result of the increase in ancillary services utilization by the private paying and Medicare residents of the facilities.

      Plant utilities and maintenance increased from $1,186,000 for the year ended June 30, 1997 to $1,207,000 for the year ended June 30, 1998, an increase of only $21,000. The majority of the increase can be accounted for by the increase in utility costs.

      Housekeeping and laundry expenses increased from $924,000 for the year ended June 30, 1997 to $1,017,000 for the year ended June 30, 1998, an increase of

$93,000 or 10.1%. The cost of payroll has increased $101,000, while the cost of supplies has decreased $8,000 when compared to the same period last year.

      Social service and activities has increased from $646,000 for the year ended June 30, 1997 to $741,000 for the year ended June 30, 1998. The increase is the result of staffing increases in the Social Service department at all of the facilities.

      Nonfacility Expense.   Real estate taxes decreased $59,000 when
compared to the same period last year. The reduction is the result of a decrease in the real estate assessment at three of the six facilities.

      Depreciation and amortization has decreased from the same period last year, as a result of equipment at two of the facilities having reached the end of its 10-year depreciation period.

      Rent. Rent expense aggregated $104,000 for the current fiscal year compared to $-0- for the year ended June 30, 1997. The rent expense is being paid to an affiliated Company for the new 60 bed addition to the Alton facility which became operational on January 22, 1998.

      Incentive Fees. Incentive management fees decreased $48,000 when compared to the same period last year as a result of the decrease in the income before incentives of the nursing facilities.

      Officers' Bonuses. Officers' bonuses were awarded by the sole Director of the Companies in the amount of $188,000 for the current fiscal year, compared to $192,000 for the prior year ended June 30, 1997.

      Other Income and Expense. Interest income decreased $30,000 when compared to the same period last year as a result of the decrease in the notes receivable outstanding during the year with the affiliated company Rosewood Care Center Holding Co. from $7,034,000 for the year ended June 30, 1997 to $6,910,000 for the year ended June 30, 1998.

      Interest expense decreased $133,000 compared to the same period last year which is the result of the decrease in long term debt of the facilities from $27,581,000 as of June 30, 1997 to $25,561,000 on June 30, 1998.

      Income Taxes. The facility companies file a consolidated income tax return with their parent company, Rosewood Care Center Holding Co. The income of the real estate companies is taxed at the individual shareholder level, as each real estate company is an S corporation. The amount reflected as income taxes is the facility companies' portion of federal and state taxes calculated for the years ended June 30, 1998 and 1997.

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

      Inflationary Factors

      The health care industry is labor intensive. General operating expenses related to personnel, such as salaries and employee benefits, as well as expenses of dietary, medical and other supplies, are subject to normal inflationary factors. The Companies' response to such pressures has been to concurrently increase rates charged private paying patients and continually review opportunities for cost savings. Prior to July 1, 1998, any cost increases billed under Medicare are paid for at year-end as a part of the annual cost reimbursement settlement. Although the Companies' attempt to implement rate increases to compensate for increases in operating expenses, PPS will limit the Companies' ability to do this for Medicare patients. In addition, as to private paying patients, there can be no assurance that the Companies will always be able to increase rates in the future, which could adversely affect operations.

Liquidity and Capital Resources

      As of June 30, 1998, the Companies had approximately $2,866,000 in cash and cash equivalents and net working capital of approximately $723,000. There was a net increase in cash of $546,000 since June 30, 1997. For the year ended June 30, 1998, net cash provided by operations was $5,672,000. Net cash used in investing activities was $203,000 of which $124,000 was received from Rosewood Care Center Holding Co. as payment on notes due from the affiliated Company and $327,000 was used by the Companies for the purchase of personal property and equipment used in the operations of the facilities.
Net cash used in financing activities aggregated $4,923,000 of which $2,020,000 was used to retire debt and $2,903,000 was used for the payment of dividends. The Companies believe they have adequate capital for operations and replacements for the coming year and the foreseeable future.

      Accounts receivable from private paying patients increased to $1,352,000 as of June 30, 1998, compared to $1,178,000 as of June 30, 1997. Accounts receivable from third party payers decreased to $2,766,000 as of June 30, 1998, compared to $3,409,000 as of June 30, 1997. $1,292,106 of this amount is due from Medicare for unsettled cost reports through June 30, 1998 which are subject to audit.

      The Medicare program continues to face intense scrutiny and significant cutbacks. As previously noted, budget legislation passed by Congress in 1997, enacted a new Medicare prospective payment system. This new PPS is intended to help the Medicare program achieve targeted reductions in spending growth of approximately $9.2 billion for skilled nursing facilities over the next five years. Effective July 1, 1998 all of the facilities are subject to the new PPS payment system previously discussed. The Companies are analyzing their 1995 facility rates and the acuity level of the Medicare patients in the facilities. Based on this analysis, the Companies hope to implement changes to lower the cost of providing services to their Medicare residents. Should the Companies be unable to execute the changes to reduce costs, PPS could have a material negative effect on the Companies' financial position and results of operations.

      The Companies had no open lines of credit with any financial institution as of June 30, 1998.

      The Companies continue to monitor legislative and other health care developments and will attempt to structure contractual arrangements to minimize the impact of reductions in government payment programs. However, changes in the policies of Medicare and Medicaid as a result of budget cuts by federal and state governments or other legislative actions could have a significant adverse effect on the results of operations and cash flow of the Companies.


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

Year 2000

      Many computers currently in use in business and government use only two digits, rather than four, to identify the year where information about the date is entered into or automatically added to computer files. These computers automatically add the "19" prefix to the last two digits the computer reads for the year when date information becomes part of a computer file. Thus, when "2000" is entered, the computer will only read the "00" and interpret the date as "1900", rather than "2000". This is becoming known as the Year 2000 ("Y2K") problem. This issue is more of a problem for systems employing large mainframe computers and other similar or older systems. Additional problems come from microprocessors embedded in machinery. The Companies do not utilize mainframes and have updated their computer systems recently, including accounting and clinical software and hardware. The Companies are in the process of upgrading all of the Companies computers to insure microprocessor compatibility.

      Investigation of readiness of all mechanical systems and other equipment in the Companies' facilities has begun and equipment upgrades and readiness are scheduled to continue over the course of the next year. The Companies believe their internal accounting and patient management systems will not be materially disrupted or adversely affected by the Y2K problem because of software upgrades. Internal software and hardware systems have undergone extensive upgrading in the last two years, in part to address the Y2K issues. The Companies will not be making any significant expenditures for computer equipment or software upgrades, since the cost is being paid for by the affiliated management company.

      The Companies have had communications with their principal suppliers to determine the extent to which the Companies' systems and operations are vulnerable to third party failure to remedy their own year 2000 issues.
There can be no assurance that the systems of other companies or those of the State and Federal governments, on which the Companies' operations rely, will be timely converted and will not have an adverse effect on the Companies' operations.

      The Companies receive substantial payments from insurance companies and Federal and State agencies. The Y2K readiness of individual insurance companies is not uniform. The Federal government has reported that it is struggling with the Y2K problem. Accordingly, the Companies can not make any assurances that these third party payors will be in compliance by January 1, 2000, and if they are not, there would be a significant impact on the Companies' cash flow. Since under the terms of the bond documents, the Companies are not allowed additional borrowings, they have not established any lines of credit and currently have no other contingency plans in place to normalize cash flow in the event of a significant disruption of payments from third party payors.

      The Companies will continue to use internal and external sources to insure that the operations of the Companies are not disrupted. However, there can be no assurance that the goals will be achieved and actual results could be materially different from those anticipated. Factors that may cause problems include, but are not limited to, availability and cost of personnel trained in this area, the ability to locate and correct all computer codes, third party readiness and other uncertainties.

ITEM 8. COMBINED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.    Rosewood Care Centers Capital Funding Corporation

      Report of Rubin, Brown, Gornstein & Co. LLP                      25
      Balance Sheet                                                    26
      Statement of Operations                                          27
      Statement of Cash Flows                                          28
      Notes to Financial Statements                                    29


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
                  Peoria Real Estate, Inc.
                  Alton Real Estate, Inc.
                  Moline Real Estate, Inc.

      Report of Rubin, Brown, Gornstein & Co. LLP                      34
      Combined Balance Sheet                                           35
      Combined Statement of Operations                                 37
      Combined Statement of Stockholders' Equity                       38
      Combined Statement of Cash Flows                                 39
      Notes to Combined Financial Statements                           40

3.    Rosewood Care Center Companies Financial Statement Schedule

      Report of Rubin, Brown, Gornstein & Co. LLP                      56
      Schedule VIII     Valuation and Qualifying Accounts              57

                      [Letterhead of RGB & CO]




                     Independent Auditors' Report



To the Board of Directors
  and Stockholders of
Rosewood Care Centers
  Capital Funding Corporation


We have audited the accompanying balance sheet of Rosewood Care Centers Capital Funding Corporation as of June 30, 1997 and 1998 and the statements of operations and cash flows for the years ended June 30, 1996, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosewood Care Centers Capital Funding Corporation as of June 30, 1997 and 1998 and the results of its operations and cash flows for the years ended June 30, 1996, 1997 and 1998, in conformity with generally accepted accounting principles.

                            /s/Rubin, Brown, Gornstein & Co. LLP

September 14, 1998

                                   ROSEWOOD CARE CENTERS
                                CAPITAL FUNDING CORPORATION
---------------------------------------------------------------------------------------
                                       BALANCE SHEET
                                  (Dollars In Thousands)

                                          Assets

                                                                        June 30,
                                                       --------------------------------
                                                                 1997              1998
                                                       --------------------------------
Cash and cash equivalents                                     $     1           $   262
Mortgage notes receivable, Rosewood
     Companies                                                 27,581            25,561
Accrued interest receivable                                       167                --
---------------------------------------------------------------------------------------
                                                              $27,749           $25,823
=======================================================================================

                           Liabilities And Stockholders' Equity
Liabilities
     First Mortgage Redeemable Bonds                          $27,581           $25,666
     Accrued expenses                                             167               156
---------------------------------------------------------------------------------------
         Total Liabilities                                     27,748            25,822

Stockholders' Equity
     Common stock:
       Authorized 30,000 shares of $1 par value; issued
         and outstanding 1,000 shares at issue price                1                 1
---------------------------------------------------------------------------------------

                                                              $27,749           $25,823
=======================================================================================












---------------------------------------------------------------------------------------
See the accompanying notes to financial statements.


                               ROSEWOOD CARE CENTERS
                            CAPITAL FUNDING CORPORATION
---------------------------------------------------------------------------------------
                              STATEMENT OF OPERATIONS
                               (Dollars In Thousands)



                                                                 For The Years
                                                                 Ended June 30,
                                                  -------------------------------------
                                                          1996         1997        1998
                                                  -------------------------------------
Interest income                                        $ 2,183      $ 2,057     $ 1,923

Interest expense                                        (2,183)      (2,057)     (1,923)
---------------------------------------------------------------------------------------

Net income                                             $    --      $    --     $    --
=======================================================================================








---------------------------------------------------------------------------------------
See the accompanying notes to financial statements.


                                ROSEWOOD CARE CENTERS
                             CAPITAL FUNDING CORPORATION
----------------------------------------------------------------------------------------
                               STATEMENT OF OPERATIONS
                                (Dollars In Thousands)


                                                                  For The Years
                                                                  Ended June 30,
                                                        --------------------------------
                                                              1996       1997       1998
                                                        --------------------------------
Cash Flows From Operating Activities
  Net income                                               $    --    $    --    $    --
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      (Increase) decrease in accrued interest receivable        --       (167)       167
      Decrease in accrued expenses                             (10)       (11)       (11)
----------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operating Activities            (10)      (178)       156

Cash Flows From Investment Activities
  Repayments of mortgage notes receivable                    1,667      1,699      2,020

Cash Flows From Financing Activities
  Repayments of First Mortgage Redeemable Bonds             (1,657)    (1,782)    (1,915)
----------------------------------------------------------------------------------------

Increase (Decrease) In Cash And Cash Equivalents                --       (261)       261

Cash And Cash Equivalents - Beginning Of Year                  262        262          1
----------------------------------------------------------------------------------------

Cash And Cash Equivalents - End Of Year                    $   262    $     1    $   262
========================================================================================








---------------------------------------------------------------------------------------
See the accompanying notes to financial statements.


                              ROSEWOOD CARE CENTERS
                          CAPITAL FUNDING CORPORATION
------------------------------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                          June 30, 1996, 1997 And 1998



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




------------------------------------------------------------------------------

ROSEWOOD CARE CENTERS CAPITAL
 FUNDING CORPORATION
------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


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

      The mortgage notes from the real estate companies require monthly principal and interest collections of $260,824 plus an additional annual principal collection of $720,000 for the first seven years, subject to certain conditions in the loan agreement. If all additional annual collections are made, the principal of the mortgage notes will be collected as follows:

                                                                              Additional
Years Ending                                                                      Annual
June 30,                                      Total         Scheduled        Collections
----------------------------------------------------------------------------------------
1999                                    $ 2,071,044       $ 1,351,044         $  720,000
2000                                      2,226,282         1,506,282            720,000
2001                                      2,393,161         1,673,161            720,000
2002                                      1,821,541         1,821,541                 --
2003                                      1,958,080         1,958,080                 --
Thereafter                               15,090,538        15,090,538                 --
----------------------------------------------------------------------------------------
                                        $25,560,646       $23,400,646         $2,160,000
========================================================================================


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



------------------------------------------------------------------------------

ROSEWOOD CARE CENTERS CAPITAL
 FUNDING CORPORATION
------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


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




------------------------------------------------------------------------------

ROSEWOOD CARE CENTERS CAPITAL
 FUNDING CORPORATION
------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


      Principal payments in the years subsequent to June 30, 1998 are as follows:


Years Ending                                                               Additional
June 30,                                        Total        Scheduled         Annual
-------------------------------------------------------------------------------------
1999                                      $ 2,058,606      $ 1,338,606     $  720,000
2000                                        2,212,914        1,492,914        720,000
2001                                        2,378,790        1,658,790        720,000
2002                                        1,810,601        1,810,601             --
2003                                        1,946,321        1,946,321             --
Thereafter                                 15,259,170       15,259,170             --
-------------------------------------------------------------------------------------

                                          $25,666,402      $23,506,402     $2,160,000
=====================================================================================



4.    Stockholders' Equity

      Stockholders' equity consists of the following:

       Larry Vander Maten Revocable Trust                      $  750
       Darrell Hoefling Revocable Trust                           250
                                                         ------------
                                                               $1,000
                                                         ============

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




------------------------------------------------------------------------------

ROSEWOOD CARE CENTERS CAPITAL
 FUNDING CORPORATION
------------------------------------------------------------------------------
Notes to Financial Statements (Continued)


      Mortgage Notes Receivable

      The fair value of the notes receivable is estimated based on discounted future cash flows using current rates at which similar loans would be made to related borrowers for the same remaining maturities.

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

      Estimated fair values of the Company's financial instruments, all of which are held for nontrading purposes, are as follows:

                                                              1998
                                              ---------------------------------------
                                                 Carrying                        Fair
                                                   Amount                       Value
                                              ---------------------------------------
Mortgage notes receivable                     $25,560,646                 $24,445,149
First mortgage redeemable bonds                25,666,402                  24,700,390



      The estimated fair value amounts presented herein have been determined using available market information and appropriate valuation methodologies and are not necessarily indicative of the amounts the Company could realize in a current market exchange.




------------------------------------------------------------------------------

                       [Letterhead of RBG & CO.]





                      Independent Auditors' Report


To the Boards of Directors
  and Stockholders of
Rosewood Care Center Facility Companies
Rosewood Real Estate Companies
St. Louis, Missouri

We have audited the accompanying combined balance sheet of Rosewood Care Center Facility Companies and Real Estate Companies (see Note 1 of Notes to Combined Financial Statements) as of June 30, 1997 and 1998 and the combined statements of operations, stockholders' equity and cash flows for the years ended June 30, 1996, 1997 and 1998. These combined financial statements are the responsibility of the management of the Companies. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to in the first paragraph present fairly, in all material respects, the combined financial position of Rosewood Care Center Facility Companies and Real Estate Companies as of June 30, 1997 and 1998 and the combined results of operations and the combined cash flows for the years ended June 30, 1996, 1997 and 1998 in conformity with generally accepted accounting principles.

                          /s/Rubin, Brown, Gornstein & Co. LLP

September 14, 1998

                                           ROSEWOOD CARE CENTER
                               FACILITY COMPANIES AND REAL ESTATE COMPANIES
------------------------------------------------------------------------------------------------------
                                          COMBINED BALANCE SHEET
                                          (Dollars In Thousands)
                                               Page 1 Of 2

                                                  Assets

                                                                                      June 30,
                                                                       -------------------------------
                                                                                1997              1998
                                                                       -------------------------------
Current Assets
   Cash and cash equivalents                                                 $ 2,320           $ 2,866
   Accounts receivable - residents, net of allowance
      for doubtful accounts of $224 and $168, respectively                     1,178             1,352
   Accounts receivable - third party payors                                    3,409             2,766
   Interest receivable                                                           256               282
   Due from affiliates                                                            --               327
   Prepaid insurance and other prepaids                                           43                44
   Deferred income tax benefits                                                   75                52
------------------------------------------------------------------------------------------------------
      Total Current Assets                                                     7,281             7,689
------------------------------------------------------------------------------------------------------

Property, Plant And Equipment
   Land                                                                          943               943
   Site improvements                                                           2,140             2,140
   Buildings                                                                  17,830            17,830
   Equipment                                                                   3,702             3,962
   Leasehold improvements                                                        322               389
------------------------------------------------------------------------------------------------------
                                                                              24,937            25,264
   Less:  Accumulated depreciation                                             7,370             8,282
------------------------------------------------------------------------------------------------------
      Total Property, Plant And Equipment                                     17,567            16,982
------------------------------------------------------------------------------------------------------

Other Assets
   Notes receivable from Rosewood Care Center
      Holding Co.                                                              7,034             6,910
   Amortizable costs, net                                                        965               840
------------------------------------------------------------------------------------------------------
      Total Other Assets                                                       7,999             7,750
------------------------------------------------------------------------------------------------------

                                                                             $32,847           $32,421
======================================================================================================









------------------------------------------------------------------------------------------------------
See the accompanying notes to combined financial statements.


                                              ROSEWOOD CARE CENTER
                                  FACILITY COMPANIES AND REAL ESTATE COMPANIES
---------------------------------------------------------------------------------------------------------
                                             COMBINED BALANCE SHEET
                                             (Dollars In Thousands)
                                                  Page 2 Of 2



                                      Liabilities And Stockholders' Equity

                                                                                       June 30,
                                                                       ----------------------------------
                                                                               1997                  1998
                                                                       ----------------------------------
Current Liabilities
   Current maturities of long-term debt                                     $ 2,021               $ 2,071
   Accounts payable - trade                                                   1,083                 2,144
   Dividends payable                                                            543                   801
   Accrued expenses:
      Salaries and payroll taxes                                                470                   576
      Vacation and employee fringes                                             244                   257
      Accrued rent                                                               --                    43
      Real estate taxes                                                         510                   471
      Accrued interest                                                          167                    --
      Management fees - affiliate                                               265                   599
      Income taxes                                                               50                     4
---------------------------------------------------------------------------------------------------------
        Total Current Liabilities                                             5,353                 6,966
---------------------------------------------------------------------------------------------------------

Long-Term Debt
   Notes payable - Rosewood Care Centers Capital
      Funding Corporation                                                    27,581                25,561
   Less:  Current maturities                                                  2,021                 2,071
---------------------------------------------------------------------------------------------------------
        Total Long-Term Debt                                                 25,560                23,490
---------------------------------------------------------------------------------------------------------

Stockholders' Equity
   Common stock                                                                  65                    65
   Paid-in capital                                                              481                   481
   Retained earnings                                                          1,388                 1,419
---------------------------------------------------------------------------------------------------------
        Total Stockholders' Equity                                            1,934                 1,965
---------------------------------------------------------------------------------------------------------

                                                                            $32,847               $32,421
=========================================================================================================






---------------------------------------------------------------------------------------------------------
See the accompanying notes to combined financial statements.


                                                  ROSEWOOD CARE CENTER
                                      FACILITY COMPANIES AND REAL ESTATE COMPANIES
---------------------------------------------------------------------------------------------------------------
                                            COMBINED STATEMENT OF OPERATIONS
                                                 (Dollars In Thousands)
                                                                          For The Years Ended June 30,
                                                         ------------------------------------------------------
                                                                      1996             1997                1998
                                                         ------------------------------------------------------
Patient Service Revenue
   Private                                                         $17,079          $17,808             $19,257
   Medicare                                                          9,293           10,142              10,438
   Medicaid                                                          1,319            1,494               1,508
   Other patient revenues, net of expenses                              62               76                 295
---------------------------------------------------------------------------------------------------------------
         Total Patient Revenues, Net Of Expenses                    27,753           29,520              31,498
---------------------------------------------------------------------------------------------------------------

   Facility Expenses
      Administrative expenses                                          851            1,004               1,083
      Employee fringe benefits                                       1,774            2,251               1,997
      Dietary                                                        1,784            1,897               2,015
      Nursing                                                        6,518            7,090               7,770
      Ancillary services                                             4,560            4,978               6,081
      Plant utilities and maintenance                                1,121            1,186               1,207
      Housekeeping and laundry                                         851              924               1,017
      Social service and activities                                    550              646                 741
---------------------------------------------------------------------------------------------------------------
         Total Facility Expenses                                    18,009           19,976              21,911
---------------------------------------------------------------------------------------------------------------

Income After Facility Expenses                                       9,744            9,544               9,587
---------------------------------------------------------------------------------------------------------------

   Nonfacility Expenses
      Rent                                                              --               --                 104
      Real estate taxes and insurance                                  586              564                 505
      Base management fees                                             792              792                 820
      Illinois Medicaid assessments                                    394              394                 408
      Depreciation and amortization                                  1,057            1,065               1,037
---------------------------------------------------------------------------------------------------------------
         Total Nonfacility Expenses                                  2,829            2,815               2,874
---------------------------------------------------------------------------------------------------------------

Income Before Incentives                                             6,915            6,729               6,713

Incentive Management Fees                                           (1,979)          (1,848)             (1,800)

Officers' Bonuses                                                     (188)            (192)               (188)
---------------------------------------------------------------------------------------------------------------

         Income From Operations                                      4,748            4,689               4,725
---------------------------------------------------------------------------------------------------------------

Other Income (Expense)
   Interest income                                                     816              685                 655
   Interest expense                                                 (2,183)          (2,057)             (1,924)
---------------------------------------------------------------------------------------------------------------
         Total Other Income (Expense)                               (1,367)          (1,372)             (1,269)
---------------------------------------------------------------------------------------------------------------

Income Before Income Taxes                                           3,381            3,317               3,456

Income Tax Expense                                                    (306)            (270)               (265)
---------------------------------------------------------------------------------------------------------------

Net Income                                                         $ 3,075          $ 3,047             $ 3,191
===============================================================================================================

---------------------------------------------------------------------------------------------------------------
See the accompanying notes to combined financial statements.


                                                  ROSEWOOD CARE CENTER
                                      FACILITY COMPANIES AND REAL ESTATE COMPANIES
----------------------------------------------------------------------------------------------------------------
                                       COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
                                    For The Years Ended June 30, 1996, 1997 And 1998
                                                 (Dollars In Thousands)




                                            Common Stock                                                   Total
                                       -----------------------        Paid-In         Retained     Stockholders'
                                          Shares     Amount           Capital         Earnings            Equity
                                       -------------------------------------------------------------------------
Balance - July 1, 1995                    65,000        $65              $481          $ 1,032           $ 1,578
Net Income                                    --         --                --            3,075             3,075
Dividends Declared                            --         --                --           (2,819)           (2,819)
----------------------------------------------------------------------------------------------------------------

Balance - June 30, 1996                   65,000         65               481            1,288             1,834
Net Income                                    --         --                --            3,047             3,047
Dividends Declared                            --         --                --           (2,947)           (2,947)
----------------------------------------------------------------------------------------------------------------

Balance - June 30, 1997                   65,000         65               481            1,388             1,934
Net Income                                    --         --                --            3,191             3,191
Dividends Declared                            --         --                --           (3,160)           (3,160)
----------------------------------------------------------------------------------------------------------------

Balance - June 30, 1998                   65,000        $65              $481          $ 1,419           $ 1,965
================================================================================================================




----------------------------------------------------------------------------------------------------------------
See the accompanying notes to combined financial statements.


                                               ROSEWOOD CARE CENTER
                                    FACILITY COMPANIES AND REAL ESTATE COMPANIES
-----------------------------------------------------------------------------------------------------------
                                          COMBINED STATEMENT OF CASH FLOWS
                                               (Dollars In Thousands)

                                                                            For The Years Ended June 30,
                                                                    ---------------------------------------
                                                                          1996          1997           1998
                                                                    ---------------------------------------
Cash Flows From Operating Activities
   Net income                                                          $ 3,075       $ 3,047        $ 3,191
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                        925           936            912
       Amortization                                                        132           129            125
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable - residents           (552)           79           (174)
         (Increase) decrease in accounts receivable - third
            party payors                                                  (806)         (408)           643
         (Increase) decrease in other receivables, prepaids
            and deferred income tax benefit                                 26            90           (332)
         Increase (decrease) in accounts payable - trade                   481           (53)         1,062
         Increase in accrued salaries, taxes and fringes                   111           152            119
         Increase (decrease) in accrued real estate taxes                  (63)           30            (39)
         Increase (decrease) in accrued management fees                    (73)         (199)           334
         Increase (decrease) in other payables and accruals                (82)          129           (169)
-----------------------------------------------------------------------------------------------------------
Net Cash Provided By Operating Activities                                3,174         3,932          5,672
-----------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Purchase of property and equipment                                     (159)         (155)          (327)
   Net receipts on notes with Rosewood Care Center
     Holding Co.                                                         1,276         1,022            124
-----------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Investing Activities                      1,117           867           (203)
-----------------------------------------------------------------------------------------------------------

Cash Flow From Financing Activities
   Repayments of notes with Rosewood Care Centers
     Capital Funding                                                    (1,667)       (1,698)        (2,020)
   Dividends paid                                                       (2,909)       (3,018)        (2,903)
-----------------------------------------------------------------------------------------------------------
Net Cash Used In Financing Activities                                   (4,576)       (4,716)        (4,923)
-----------------------------------------------------------------------------------------------------------

Net Increase (Decrease) In Cash And Cash Equivalents                      (285)           83            546

Cash And Cash Equivalents - Beginning Of Year                            2,522         2,237          2,320
-----------------------------------------------------------------------------------------------------------

Cash And Cash Equivalents - End Of Year                                $ 2,237       $ 2,320        $ 2,866
===========================================================================================================

Supplemental Disclosure Of Cash Flow Information
  Interest paid                                                        $ 2,183       $ 1,890        $ 2,090
  Income taxes paid                                                        190           313            288
-----------------------------------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------------------------
See the accompanying notes to combined financial statements.


                               ROSEWOOD CARE CENTER
                   FACILITY COMPANIES AND REAL ESTATE COMPANIES
-------------------------------------------------------------------------------
                      NOTES TO COMBINED FINANCIAL STATEMENTS
                           June 30, 1996, 1997 And 1998



1.    Summary of Significant Accounting Policies

      Reporting Entity and Operations

      The combined financial statements include the accounts of six facility companies (C Corporations) and their six related real estate companies (S Corporations).

                                                                       Common Stock
                                         ---------------------------------------------------------------------
                                                      Shares
                                         ----------------------------------
                                                              Issued And
                                            Authorized       Outstanding               Par            Amount
                                         ----------------------------------      -----------------------------
      Facility Companies:
         Rosewood Care Center, Inc. of -
              Swansea                          100,000               500            No par           $   500
              Galesburg                        100,000               500            No par               500
              Alton                             30,000               500                $1               500
              Peoria                            30,000               500                 1               500
              East Peoria                       30,000               500                 1               500
              Moline                            30,000               500                 1               500

      Real Estate Companies:
              Swansea Real Estate, Inc.         30,000            30,000                $1            30,000
              Galesburg Real Estate, Inc.       30,000            30,000                 1            30,000
              Alton Real Estate, Inc.           30,000               500                 1               500
              Peoria Real Estate, Inc.          30,000               500                 1               500
              East Peoria Real Estate, Inc.     30,000               500                 1               500
              Moline Real Estate, Inc.          30,000               500                 1               500
--------------------------------------------------------------------------------------------------------------
                                               500,000            65,000                             $65,000
==============================================================================================================



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




-------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
   AND REAL ESTATE COMPANIES
-------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

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

                  Location                            Date Licensed
                  ---------------------------------------------------------
                  Swansea, Illinois                   October 8, 1987
                  Galesburg, Illinois                 December 9, 1987
                  Alton, Illinois                     May 15, 1989
                  Peoria, Illinois                    June 12, 1989
                  East Peoria, Illinois               April 18, 1989
                  Moline, Illinois                    May 6, 1990


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



-------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
   AND REAL ESTATE COMPANIES
-------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

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

      Accounts receivable - third party payor is comprised of amounts due from the state Medicaid and Federal Medicare Program for services provided to residents eligible for participation in those programs. Also included is an estimate for the settlement of the cost report to be submitted for the year ended June 30, 1998.

      Effective July 1, 1998, the Federal Medicare Program implemented changes in its method of reimbursing the Facility Companies for services provided to eligible residents. Prior to July 1, 1998, revenue received from Medicare was subject to audit and retroactive adjustments. After June 30, 1998, revenue received for services provided to residents is based on established rates determined by geographic regions with no settlement adjustments based on year end cost reports. Management has not determined the effect of the new reimbursement system on the operations of the Facility Companies.

      Illinois Medicaid Assessment Plan Payments

      Effective July 1, 1993, a nursing home licensing fee of $1.50 per licensed bed day was imposed by the State of Illinois. The nursing home license fee for the year ended June 30, 1998, aggregated $408,500 and $394,200 for 1997 and 1996.







-------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
   AND REAL ESTATE COMPANIES
-------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

      Property, Equipment And Depreciation

      Property and equipment are carried at cost. Depreciation is computed on the straight-line method for financial reporting purposes as follows:

                                                 Depreciable
                                                       Lives
                                               --------------
                  Site improvements                 25 years
                  Buildings                         40 years
                  Equipment                         10 years
                  Leasehold improvements             7 years

      Amortizable Costs

      Amortizable costs consist of bond issuance costs of $609,000 and underwriters discount of $841,500 which are being amortized over the term of the bond issue, on the interest method. Amortization expense aggregated $125,490 in 1998 and $129,120 in 1997.

                                                        1997             1998
                                               -------------------------------
            Amortizable costs                     $1,450,500       $1,450,500
            Less:  Accumulated amortization          485,262          610,752
            ------------------------------------------------------------------
                                                  $  965,238       $  839,748
            ==================================================================


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


-------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
   AND REAL ESTATE COMPANIES
-------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

      Advertising Costs

      Advertising costs are expensed as incurred.


2.    Related Party Transactions

      Related party interest as follows:

                                                                                             June 30,
                                                                             ---------------------------------
                                                                                      1997              1998
                                                                             ---------------------------------
      Interest receivable                                                         $256,378          $281,953
      =========================================================================================================

                                                                        For The Years Ended June 30,
                                                          -----------------------------------------------------
                                                                    1996              1997              1998
                                                          -----------------------------------------------------
      Interest income                                         $  702,600        $  574,504        $  494,537
      Interest expense                                         2,182,867         2,057,611         1,923,726


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

      On January 22, 1998, a 60 bed addition to the existing 120 bed facility located in Alton, Illinois was licensed by the State of Illinois and opened for business. The Company leases the 60 bed addition from a related party, Alton Real Estate II, LLC. As of June 30, 1998, the Company owed rent for the 60 bed addition to the affiliated company in the amount of $43,448 which has been subsequently paid to the related party. Rent for the period January 22, 1998 through June 30, 1998 aggregated $104,159 and is reflected in the financial statements as rent expense for the fiscal year ended June 30, 1998.

      The Companies incurred expenses for therapy costs to the affiliate, Rosewood Therapy Services, Inc., in the amount of $2,199,681 for the fiscal year ended June 30, 1998. Rosewood Therapy Services, Inc. is a wholly owned subsidiary of Rosewood Care Center Holding Co. At June 30, 1998, $566,511 of such fees were unpaid but were paid in full subsequent to the end of the June 30, 1998 fiscal year.


-------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
   AND REAL ESTATE COMPANIES
-------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)


      Rosewood Holding Company, as licensee, grants the subsidiary facility companies a nonexclusive right to the use of the service mark "Rosewood Care Center" for an annual fee of $3,000 for each location. The total amount paid for 1996, 1997 and 1998 aggregated $18,000 for each year.


3.    Notes Receivable From Holding Company

      At the closing on the issuance of Rosewood Care Centers Capital Funding Corporation's (the REMIC) 7-1/4% First Mortgage Redeemable Bonds due November 1, 2013, $4,369,000 in excess proceeds were loaned to Rosewood Holding Company pursuant to notes to each Borrowing Company bearing interest at 7-1/4% per annum and having maturities of October 1996. Prior to their maturity, these notes were replaced with new notes having the same credit terms and maturing in December 1999. In addition, Rosewood Holding Company delivered notes for outstanding indebtedness to the Borrowing Companies in the aggregate principal amount of $2,686,000. These notes bore interest at 7% and matured December 31, 1997. In December 1993, Rosewood Holding Company obtained a letter of credit which was deposited with the Trustee of the Trust Indenture into the debt service reserve fund for the benefit of holders of the REMIC's 7-1/4% First Mortgage Redeemable Bonds due November 1, 2013. Cash of approximately $3,130,000 which was being held in the debt service reserve fund was then loaned to Rosewood Holding Company pursuant to 3-year notes bearing interest at 7-1/4% per annum. Thereafter, loans of excess cash to Rosewood Holding Company were made pursuant to a series of 3-year notes bearing interest at 7-1/4% per annum. As of June 30, 1994, all of the notes except for the notes signed at the bond closing (totalling $4,369,000) were cancelled and replaced with six (6) new revolving credit notes. As of June 30, 1996, those notes were cancelled and replaced with new revolving credit notes which allow Rosewood Holding Company to borrow, pursuant to the revolving credit notes an aggregate of up to $9,100,000 from the Borrowing Companies. The new revolving credit notes also bear interest at a rate of 7-1/4% per annum and mature December 31, 1999. The outstanding balance of the notes signed at the bond closing was $2,841,097 at June 30, 1997 and $2,841,097 at June 30, 1998. The outstanding balance of the revolving credit notes was $4,192,615 at June 30, 1997 and $4,068,615 at June 30,
      1998. All of the notes from Rosewood Holding Company to the Borrowing Companies are pledged to the Trustee under the Trust Indenture as additional collateral security for repayment of the REMIC's 7-1/4% First Mortgage Redeemable Bonds due November 1, 2013.



-------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
   AND REAL ESTATE COMPANIES
-------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)


4.    Long-Term Debt

      Long-term debt consists of:

                                                                                            1997              1998
                                                                            ----------------------------------------
      Notes Payable - Related Parties:
            Notes payable - Rosewood Care Centers Capital Funding
            Corporation, payable in monthly installments of $260,824
            plus an additional principal payment of $720,000 due
            annually on December 1, 1994 through December 1, 2000,
            interest at 7-1/4% per year, with final payment due
            November 1, 2013                                                         $27,581,456       $25,560,646
      ==============================================================================================================

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




-------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
   AND REAL ESTATE COMPANIES
-------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)


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

      The scheduled maturities of long-term debt at June 30, 1998 are as follows:

                  Year                                Amount
                  ------------------------------------------
                  1999                           $ 2,071,044
                  2000                             2,226,282
                  2001                             2,393,161
                  2002                             1,821,541
                  2003                             1,958,080
                  Thereafter                      15,090,538
                  ------------------------------------------
                                                 $25,560,646
                  ==========================================

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





-------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
   AND REAL ESTATE COMPANIES
-------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)


      Estimated fair values of the Company's financial instruments, all of which are held for nontrading purposes, are as follows:

                                                                                1998
                                                            ----------------------------------------
                                                                   Carrying                 Fair
                                                                     Amount                Value
                                                            ----------------------------------------
        Notes receivable from Rosewood Care
          Center Holding Co.                                    $ 6,909,712        Not estimated
        Long-term debt                                           25,560,646          $24,445,149

      The estimated fair value amounts presented herein have been determined using available market information and appropriate valuation methodologies and are not necessarily indicative of the amounts the Company could realize in a current market exchange.


6.    Income Taxes

      Income tax expense (benefit) consists of:

                                                                         1996              1997              1998
                                                                 ---------------------------------------------------
       Computed expected tax expense                                $ 973,700       $ 1,104,800       $ 1,142,000
       State income taxes                                             171,800           199,000           201,000
       Portion of "expected" tax on
            S Corporation earnings for which tax
            will be paid at the individual level                     (839,500)       (1,033,800)       (1,078,000)
       -------------------------------------------------------------------------------------------------------------

       Income taxes                                                 $ 306,000       $   270,000       $   265,000
       =============================================================================================================

       Current                                                      $ 333,300       $   280,000       $   242,000
       Deferred                                                       (27,300)          (10,000)           23,000
       -------------------------------------------------------------------------------------------------------------

                                                                    $ 306,000       $   270,000       $   265,000
       =============================================================================================================





-------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
   AND REAL ESTATE COMPANIES
-----------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)


      Facility Companies

      The facility companies provide for deferred taxes on temporary differences between amounts reported for financial statement and income tax purposes of the facility companies, which are taxed under Subchapter C of the Internal Revenue Code of 1986. The estimated tax effect of each temporary difference is as follows:

                                                           1997          1998
                                                    ---------------------------
          Allowance for doubtful accounts               $89,600       $67,200
          Book versus tax difference between basis
             of property, plant and equipment            14,600        15,200
          ---------------------------------------------------------------------

                                                        $75,000       $52,000
          =====================================================================

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





-------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
   AND REAL ESTATE COMPANIES
-------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)


7.    Dividends

      Dividends declared were as follows:

                                                                    1997                               1998
                                                       -------------------------------     ------------------------------
                                                         Per Share         Aggregate         Per Share        Aggregate
                                                       -------------------------------     ------------------------------
      Facility Companies:
         Rosewood Care Center, Inc. of:
            Swansea                                      $  209.20        $  104,600         $  246.00       $  123,000
            Galesburg                                       102.80            51,400             64.00           32,000
            Alton                                           225.20           112,600            226.60          113,300
            Peoria                                           90.00            45,000            159.40           79,700
            Moline                                          166.00            83,000            218.80          109,400
            East Peoria                                         --                --                --               --

      Real Estate Companies:
         Swansea Real Estate, Inc.                           17.23           516,800             21.21          636,300
         Galesburg Real Estate, Inc.                         15.78           473,400             13.66          409,900
         Alton Real Estate, Inc.                          1,074.60           537,300          1,007.00          503,500
         Peoria Real Estate, Inc.                           671.80           335,900            862.40          431,200
         East Peoria Real Estate, Inc.                      403.20           201,600            429.40          214,700
         Moline Real Estate, Inc.                           971.40           485,700          1,015.80          507,900
      -------------------------------------------------------------------------------------------------------------------

                                                                          $2,947,300                         $3,160,900
      ===================================================================================================================


8.    Deferred Compensation

      During October, 1997, the Facility Companies implemented a 401(k) plan for eligible employees. Employees may elect to defer a portion of their salary to the plan. Contributions made to the plan by the Facility Companies is determined annually by the Board of Directors. No contributions were made by the Facility Companies during the fiscal year ending June 30, 1998







-------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
   AND REAL ESTATE COMPANIES
-------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)


9.    Litigation

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


10.   Summarized Combining Financial Information

      Summarized condensed combining financial information for the facility companies and the real estate companies is as follows:

      Balance sheet information (Dollars in thousands):

                                                                                      Real
                                                                   Facility         Estate                         Combined
                                                                  Companies      Companies     Eliminations       Companies
                                                               --------------------------------------------------------------
      June 30, 1997
         Current assets                                              $6,749        $   842          $  (310)        $ 7,281
         Noncurrent assets                                            2,347         28,546           (5,327)         25,566
      -----------------------------------------------------------------------------------------------------------------------

         Total assets                                                $9,096        $29,388          $(5,637)        $32,847
      =======================================================================================================================

         Current liabilities                                         $2,994        $ 2,669          $  (310)        $ 5,353
         Noncurrent liabilities                                       5,327         25,560           (5,327)         25,560
      -----------------------------------------------------------------------------------------------------------------------
         Total liabilities                                            8,321         28,229           (5,637)         30,913
         Stockholders' equity                                           775          1,159               --           1,934
      -----------------------------------------------------------------------------------------------------------------------
         Total liabilities and
            stockholders' equity                                     $9,096        $29,388          $(5,637)        $32,847
      =======================================================================================================================






-------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
   AND REAL ESTATE COMPANIES
-------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

                                                                                      Real
                                                                   Facility         Estate                         Combined
                                                                  Companies      Companies     Eliminations       Companies
                                                              ---------------------------------------------------------------
      June 30, 1998
         Current assets                                              $7,526        $   911          $  (748)        $ 7,689
         Noncurrent assets                                            1,472         26,695           (3,435)         24,732
      -----------------------------------------------------------------------------------------------------------------------

         Total assets                                                $8,998        $27,606          $(4,183)        $32,421
      =======================================================================================================================
         Current liabilities                                         $4,819        $ 2,895          $  (748)        $ 6,966
         Noncurrent liabilities                                       3,435         23,490           (3,435)         23,490
      -----------------------------------------------------------------------------------------------------------------------
         Total liabilities                                            8,254         26,385           (4,183)         30,456
         Stockholders' equity                                           744          1,221               --           1,965
      -----------------------------------------------------------------------------------------------------------------------
         Total liabilities and
            stockholders' equity                                     $8,998        $27,606          $(4,183)        $32,421
      =======================================================================================================================

      Statement of Operations information (Dollars in thousands):
                                                                                     Real
                                                                  Facility         Estate                         Combined
                                                                 Companies      Companies      Eliminations      Companies
                                                              ---------------------------------------------------------------
      Year Ended June 30, 1996
         Gross revenues                                           $ 27,753        $ 5,302           $(5,302)      $ 27,753
         Costs and expenses                                        (26,997)        (1,310)            5,302        (23,005)
      -----------------------------------------------------------------------------------------------------------------------
         Income from operations                                        756          3,992                --          4,748
         Other expenses                                               (310)        (1,363)               --         (1,673)
      -----------------------------------------------------------------------------------------------------------------------

         Net income                                               $    446        $ 2,629           $    --       $  3,075
      =======================================================================================================================

      Year Ended June 30, 1997
         Gross revenues                                           $ 29,520        $ 5,211           $(5,211)      $ 29,520
         Costs and expenses                                        (28,767)        (1,275)            5,211        (24,831)
      -----------------------------------------------------------------------------------------------------------------------
         Income from operations                                        753          3,936                --          4,689
         Other expenses                                               (317)        (1,325)               --         (1,642)
      -----------------------------------------------------------------------------------------------------------------------

         Net income                                               $    436        $ 2,611           $    --       $  3,047
      =======================================================================================================================

      Year Ended June 30, 1998
         Gross revenues                                           $ 31,498        $ 5,260           $(5,260)      $ 31,498
         Costs and expenses                                        (30,795)        (1,238)            5,260        (26,773)
      -----------------------------------------------------------------------------------------------------------------------
         Income from operations                                        703          4,022                --          4,725
         Other expenses                                               (284)        (1,250)               --         (1,534)
      -----------------------------------------------------------------------------------------------------------------------
         Net income                                               $    419        $ 2,772           $    --       $  3,191
      =======================================================================================================================



-------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
   AND REAL ESTATE COMPANIES
-------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

      Statement of Cash Flows Information (Dollars in thousands)
                                                                                     Real
                                                                  Facility         Estate                         Combined
                                                                 Companies      Companies      Eliminations      Companies
                                                               --------------------------------------------------------------
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
      =======================================================================================================================





-------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
   AND REAL ESTATE COMPANIES
-------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

                                                                                     Real
                                                                  Facility         Estate                      Combined
                                                                 Companies      Companies   Eliminations      Companies
                                                               ----------------------------------------------------------
      Year Ended June 30, 1997:

      Cash Flows From Operating Activities
         Net income                                                 $  436        $ 2,611          $  --        $ 3,047
         Adjustments to reconcile net income to net
             cash provided by (used in) operating
             activities:
                 Depreciation and amortization                          45          1,020             --          1,065
                 Change in assets and liabilities:
                     Decrease in accounts receivable -
                        residents                                       79             --             --             79
                     Increase in accounts receivable -
                        third party payors                            (408)            --             --           (408)
                     (Increase) decrease in other
                        receivables and prepaids                        24            352           (286)            90
                     Increase in accrued management
                        fees                                          (199)            --             --           (199)
                     Increase (decrease) in accounts
                        payable and other accrued
                        expenses                                      (200)           172            286            258
      -------------------------------------------------------------------------------------------------------------------
      Net Cash Provided By (Used In) Operating
         Activities                                                   (223)         4,155             --          3,932
      -------------------------------------------------------------------------------------------------------------------

      Cash Flows From Investing Activities
         Purchase of property and equipment                            (50)          (105)            --           (155)
         Net (advances) receipts on notes with affiliates              491           (491)            --             --
         Net receipts on notes with Rosewood Care
             Holding Co.                                                --          1,022             --          1,022
      -------------------------------------------------------------------------------------------------------------------
      Net Cash Provided By Investing Activities                        441            426             --            867
      -------------------------------------------------------------------------------------------------------------------

      Cash Flow From Financing Activities
         Repayments of notes                                            --         (1,698)            --         (1,698)
         Dividends paid                                               (400)        (2,618)            --         (3,018)
      -------------------------------------------------------------------------------------------------------------------
      Net Cash Used In Financing Activities                           (400)        (4,316)            --         (4,716)
      -------------------------------------------------------------------------------------------------------------------

      Net Increase (Decrease) In Cash And Cash
         Equivalents                                                  (182)           265             --             83

      Cash And Cash Equivalents - Beginning Of
         Year                                                        2,226             11             --          2,237
      -------------------------------------------------------------------------------------------------------------------

      Cash And Cash Equivalents - End Of Year                       $2,044        $   276          $  --        $ 2,320
      ===================================================================================================================





-------------------------------------------------------------------------------

ROSEWOOD CARE CENTER FACILITY COMPANIES
   AND REAL ESTATE COMPANIES
-------------------------------------------------------------------------------
Notes To Combined Financial Statements (Continued)

                                                                                     Real
                                                                  Facility         Estate                         Combined
                                                                 Companies      Companies      Eliminations      Companies
                                                               -------------------------------------------------------------
      Year Ended June 30, 1998:

      Cash Flows From Operating Activities
         Net income                                                $   427        $ 2,764             $  --        $ 3,191
         Adjustments to reconcile net income to net
             cash provided by operating activities:
                 Depreciation and amortization                          49            988                --          1,037
                 Change in assets and liabilities:
                     Decrease in accounts receivable -
                        residents                                     (174)            --                --           (174)
                     Increase in accounts receivable -
                        third party payors                             643             --                --            643
                     (Increase) decrease in other
                        receivables and prepaids                      (421)          (328)              417           (332)
                     Increase in accrued management
                        fees                                           334             --                --            334
                     Increase (decrease) in accounts
                        payable and other accrued
                        expenses                                     1,407            (17)             (417)           973
      ----------------------------------------------------------------------------------------------------------------------
      Net Cash Provided By Operating
         Activities                                                  2,265          3,407                --          5,672
      ----------------------------------------------------------------------------------------------------------------------

      Cash Flows From Investing Activities
         Purchase of property and equipment                            (66)          (261)               --           (327)
         Net (advances) receipts on notes with affiliates           (1,000)         1,000                --             --
         Net receipts on notes with Rosewood Care
             Holding Co.                                                --            124                --            124
      ----------------------------------------------------------------------------------------------------------------------
      Net Cash Provided By (Used In)
         Investing Activities                                       (1,066)           863                --           (203)
      ----------------------------------------------------------------------------------------------------------------------

      Cash Flow From Financing Activities
         Repayments of notes                                                       (2,020)               --         (2,020)
         Dividends paid                                               (395)        (2,508)               --         (2,903)
      ----------------------------------------------------------------------------------------------------------------------
      Net Cash Used In Financing Activities                           (395)        (4,528)               --         (4,923)
      ----------------------------------------------------------------------------------------------------------------------

      Net Increase (Decrease) In Cash And Cash
         Equivalents                                                   806           (260)               --            546

      Cash And Cash Equivalents - Beginning Of
         Year                                                        2,044            276                --          2,320
      ----------------------------------------------------------------------------------------------------------------------
      Cash And Cash Equivalents - End Of Year                      $ 2,850        $    16             $  --        $ 2,866
      ======================================================================================================================





-------------------------------------------------------------------------------

                          [Letterhead of RBG & CO.]



                        Independent Auditors' Report



Board of Directors
Rosewood Care Center Facility
  and Real Estate Companies
St. Louis, Missouri

We have audited, in accordance with generally accepted auditing standards, the combined financial statements of Rosewood Care Center Facility Companies and Real Estate Companies as of June 30, 1997 and 1998 and for each of three years in the period ended June 30, 1996, 1997 and 1998, and have issued our report thereon dated September 14, 1998. The combined financial statement schedules are the responsibility of the Company's management and are presented for the purpose of complying with Securities and Exchange Commission's rules and are not part of the combined financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the combined financial statements and, in our opinion, presents fairly in all material respects the financial data required to be set forth herein in relation to the combined financial statements taken as a whole.



                        /s/ Rubin, Brown, Gornstein & Co. LLP
                            RUBIN, BROWN, GORNSTEIN & CO. LLP

St. Louis Missouri
September 14, 1998

                   ROSEWOOD CARE CENTER FACILITIES COMPANIES
                           AND REAL ESTATE COMPANIES
-------------------------------------------------------------------------------

                                                                                                          Schedule VIII
                                                                                                       Reg S-X210.12-09


Valuation And Qualifying Accounts
           (Dollars In Thousands)
              A                                     B                     C                      D             E
-----------------------------------------------------------------------------------------------------------------------
                                                                      Additions
                                                              --------------------------
                                                                                Charged
                                               Balance At     Charged To       To Other                     Balance At
                                                Beginning      Costs And     Accounts -    Deductions -         End Of
       Description                              Of Period       Expenses       Describe        Describe         Period
-----------------------------------------------------------------------------------------------------------------------
Year Ended June 30, 1996:

   Allowance for doubtful accounts                   $120            $86            $--             $--           $206
=======================================================================================================================
Year Ended June 30, 1997:

   Allowance for doubtful accounts                   $206            $18            $--             $--           $224
=======================================================================================================================
Year Ended June 30, 1998:

   Allowance for doubtful accounts                   $224            $--            $--             $--           $168
=======================================================================================================================



-------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There were no changes in or disagreements with accountants on accounting and financial disclosures during the fiscal year ended June 30, 1998.


                                   PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

      The following table lists the directors and executive officers of the REMIC and each of the Companies, their ages and their positions. The director serves for a term of one year. Each executive officer serves at the pleasure of the director.

                  Name                Age          Position with the Issuer
                  ----                ---          ------------------------
         Larry D. Vander Maten        52           Director, President
                                                   and Principal Financial and
                                                   Accounting Officer

         Darrell D. Hoefling          48           Vice President

         Louis Netemeyer              51           Controller, Secretary
                                                   and Treasurer

      Mr. Vander Maten is a founder and principal shareholder (through his trust or his family limited partnership) of the REMIC and the Companies. Mr. Vander Maten is actively involved in related companies in which Mr. Vander Maten, his trust or his family limited partnership is the principal shareholder. Such businesses have the same management as and operate substantially similar businesses or businesses closely related to that of the Companies. Mr. Vander Maten also serves on the Board of Directors of Charlestown, a life care retirement community in Baltimore, Maryland.

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

      The following table sets forth certain information with respect to the annual compensation paid or accrued for fiscal year ended June 30, 1998 to the chief executive officer of the REMIC and the Companies and to the only other executive officer whose total salary exceeded $100,000 during such fiscal year.


Name and Principal Position                          Salary                   Bonus
---------------------------
Larry D. Vander Maten                              $260,000                $138,500
   President                                       <F1>                    <F2>
Darrell D. Hoefling                                $122,500                $ 49,500
   Vice President                                  <F2>                    <F2>

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During 1998 and 1997 the Companies loaned excess cash to an affiliate, Rosewood Care Center Holding Co., pursuant to certain promissory notes. Rosewood Care Center Holding Co. is owned 75% by Mr. Vander Maten's family limited partnership and 25% by Mr. Hoefling's family limited partnership. Mr. Vander Maten and Mr. Hoefling through their respective controlled corporations act as general partner of their respective limited partnerships. Mr. Vander Maten is the president and sole director and Mr. Hoefling is the vice president of Rosewood Care Center Holding Co. The highest amount of such indebtedness by Rosewood Care Center Holding Co. to the Companies during 1998 and 1997 was $8,075,712 and $9,571,000 respectively. At June 30, 1998 and 1997, the amount of such indebtedness of Rosewood Care Center Holding Co. to the Companies was $6,909,712 and $7,033,712 respectively.

      At the closing on the issuance of the REMIC's 7 1/4% First Mortgage Redeemable Bonds due November 1, 2013, $4,369,000 in excess proceeds were loaned to Rosewood Care Center Holding Co. pursuant to notes to each Borrowing Company bearing interest at 7 1/4% per annum and having maturities of October 1997. As of June 30, 1996, when the remaining balance of the notes aggregated $3,485,000, the original notes were cancelled and replaced with notes bearing interest at 7 1/4% per annum and due December 31, 1999. At June 30, 1998, the remaining balance of the notes aggregated $2,841,097.

      In December 1993, Rosewood Care Center Holding Co. obtained a letter of credit which was deposited with the Trustee of the Trust Indenture into the debt service reserve fund for the benefit of holders of the REMIC's 7 1/4% First Mortgage Redeemable Bonds due November 1, 2013. Cash of approximately $3,130,000 which was being held in the debt service reserve fund was then loaned to Rosewood Care Center Holding Co. pursuant to 3 year notes bearing interest at 7 1/4% per annum. Subsequently, the notes aggregating approximately $3,130,000 were cancelled and replaced with revolving credit notes to allow additional amounts of excess cash to be loaned to Rosewood Care Center Holding Co. without the necessity of continuously revising or executing new promissory notes. As of June 30, 1996 outstanding notes were cancelled and replaced with six (6) new revolving credit notes which allow Rosewood Care Center Holding Co. to borrow, pursuant to the revolving credit notes, an aggregate up to $9,100,000 from the borrowing companies. The notes bear interest at 7 1/4% per annum and are due December 31, 1999. The balance outstanding for the revolving credit notes aggregated $4,068,615 as of June 30, 1998. All of the notes from Rosewood
Care Center Holding Co. to the Borrowing Companies are pledged to the Trustee under the Trust Indenture as additional collateral security for repayment of the REMIC's 7 1/4% First Mortgage Redeemable Bonds due November 1, 2013.

      The Companies have contracted during the current fiscal year with a related party, Rosewood Therapy Services, Inc., to provide speech, physical and occupational therapy services to the residents of the facilities. The Companies reimburse the affiliate for the cost associated with providing those services to the residents.

      The Companies incurred expenses for therapy costs to the affiliate, Rosewood Therapy Services, Inc., in the amount of $2,199,681 for the fiscal year ended June 30, 1998. Rosewood Therapy Services, Inc. is a wholly owned subsidiary of Rosewood Care Center Holding Co. Mr. Vander Maten and Mr. Hoefling are the President and Vice President respectively of Rosewood Therapy Services, Inc. and Mr. Vander Maten is the sole director. At June 30, 1998, $566,511 of such fees were unpaid but were paid in full subsequent to the end of the June 30, 1998 fiscal year.

      The Guarantors incurred expenses for management fees to HSM
Management during the year ended June 30, 1998 and 1997 of approximately $2,619,435 and $2,640,352 for services rendered during the 1998 and 1997 fiscal years, respectively. HSM Management is a wholly owned subsidiary of Rosewood Care Center Holding Co. Mr. Vander Maten and Mr. Hoefling are the President and Vice President respectively of HSM Management and Mr. Vander Maten is HSM Management's sole director. At June 30, 1998 and 1997, $599,000 and $265,000, respectively, of such fees were unpaid. All such accrued fees were paid subsequent to the end of the 1998 and 1997 fiscal years. Pursuant to the management agreements entered into as of October 21, 1993, the bond issue date, it was anticipated that the Guarantors would, from time to time, accrue a portion of the incentive management fees and thus be indebted to the management company until such amounts were paid. Under the loan documents, payment of the management fees is subordinated and any note given to the management company for incentive management fees must be subordinated to payment of the bonds and preclude remedial action against the Companies until the bonds are paid in full. The management agreements entered into at the time of the bond issuance continue in full force and effect.

      HSM Management pays the compensation of persons who render management services to the Guarantors. Such compensation is paid from the base management fee payable pursuant to the management agreements. In the last fiscal year, HSM Management allocated $260,000 and $122,500 as the compensation paid to Messrs. Vander Maten and Hoefling, respectively, relating to services rendered to the Guarantors. This compensation arrangement is anticipated to continue.

      Each Guarantor pays an annual license fee of $3,000 to Rosewood Care Center Holding Co. under the terms of a license agreement dated June 30, 1996 under which the Companies are authorized to use the name "Rosewood Care Center".

      Construction of a 60 bed expansion of the facility at Rosewood Care Center of Galesburg is proceeding as originally planned. The construction is the undertaking of a related company, Galesburg Real Estate II, L.L.C., which is owned 75% by Mr. Vander Maten's family limited partnership and 25% by Mr. Hoefling's family limited partnership. Mr. Vander Maten is the Manager of Galesburg Real Estate II, L.L.C. Galesburg Real Estate II, L.L.C. was granted a long term ground lease and easements by Galesburg Real Estate, Inc., as permitted under the loan documents, for the purpose of facilitating the expansion. The expansion building is connected to the existing Galesburg facility by a corridor. The expansion building is owned by the affiliate Galesburg Real Estate II, L.L.C. but when licensed will be operated by Rosewood Care Center, Inc. of Galesburg and managed by HSM Management. The expansion building may share some special use areas and equipment with the Galesburg facility. However, the Galesburg facility will continue to be able to function as a separate facility. Therefore, if it should become necessary or desirable to sever the expansion building from the Galesburg facility or cease operation of the expansion building, there should be no material adverse effect on the existing Galesburg facility's ability to operate as a complete, separate physical structure. Although any rents or proceeds from the ground lease and easements are encumbered, the ground leases and easements are not encumbered by the mortgage held by the REMIC on the

Galesburg facility. The bifurcated ownership structure is required by the loan documents and is intended to shelter bondholders from risks associated with construction. The opening of the Galesburg expansion is projected for Fall 1998.

      The expansion of the Alton facility on terms substantially similar to those described above for the Galesburg facility has been completed and the facility opened January 22, 1998. The Alton expansion wing is owned by an affiliate, Alton Real Estate II, L.L.C., which has an ownership and management structure which is identical to that of Galesburg Real Estate II, L.L.C. The expansion wing is leased from the related party, Alton Real Estate II, L.L.C. The Companies incurred rent expense aggregating $104,159 for the period January 22, 1998 through June 30, 1998, of which $43,448 was unpaid as of June 30, 1998, but was subsequently paid. Similar expansion is a possibility at any or all of the remaining facilities.

      The Guarantors are all subsidiaries of and file a consolidated tax return with Rosewood Care Center Holding Co. As of June 30, 1998, the Companies were owed $19,600 from Rosewood Care Center Holding Co. for estimated taxes paid for the fiscal year ended June 30, 1998. As of June 30, 1997, the Companies owed $50,115 to Rosewood Care Center Holding Co. for income taxes for the fiscal year ended June 30, 1997. All such accrued amounts were paid subsequent to the end of the 1998 and 1997 fiscal years.

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


                                  ROSEWOOD CARE CENTERS CAPITAL
                                  FUNDING CORPORATION, Registrant



Dated: September 25, 1998         /s/ Larry D. Vander Maten
                                  -------------------------
                                  Larry D. Vander Maten
                                  President and Director
                                  (Principal Executive Officer and
                                  Principal Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ROSEWOOD CARE CENTER, INC. OF
                                  SWANSEA, Registrant


Dated: September 25, 1998         /s/ Larry D. Vander Maten
                                  -------------------------
                                  Larry D. Vander Maten
                                  President and Director
                                  (Principal Executive Officer and Principal
                                  Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ROSEWOOD CARE CENTER, INC. OF
                                  GALESBURG, Registrant



Dated: September 25, 1998         /s/ Larry D. Vander Maten
                                  -------------------------
                                  Larry D. Vander Maten
                                  President and Director
                                  (Principal Executive Officer and Principal
                                  Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ROSEWOOD CARE CENTER, INC. OF
                                  PEORIA, Registrant



Dated: September 25, 1998         /s/ Larry D. Vander Maten
                                  -------------------------
                                  Larry D. Vander Maten
                                  President and Director
                                  (Principal Executive Officer and Principal
                                  Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ROSEWOOD CARE CENTER, INC. OF
                                  EAST PEORIA, Registrant



Dated: September 25, 1998         /s/ Larry D. Vander Maten
                                  -------------------------
                                  Larry D. Vander Maten
                                  President and Director
                                  (Principal Executive Officer and Principal
                                  Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ROSEWOOD CARE CENTER, INC. OF
                                  ALTON, Registrant



Dated: September 25, 1998         /s/ Larry D. Vander Maten
                                  -------------------------
                                  Larry D. Vander Maten
                                  President and Director
                                  (Principal Executive Officer and Principal
                                  Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ROSEWOOD CARE CENTER, INC. OF
                                  MOLINE, Registrant



Dated: September 25, 1998         /s/ Larry D. Vander Maten
                                  -------------------------
                                  Larry D. Vander Maten
                                  President and Director
                                  (Principal Executive Officer and Principal
                                  Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SWANSEA REAL ESTATE, INC., Registrant




Dated: September 25, 1998      /s/ Larry D. Vander Maten
                               -------------------------
                               Larry D. Vander Maten
                               President and Director
                               (Principal and Executive Officer and Principal
                               Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GALESBURG REAL ESTATE, INC., Registrant




Dated: September 25, 1998         /s/ Larry D. Vander Maten
                                  -------------------------
                                  Larry D. Vander Maten
                                  President and Director
                                  (Principal Executive Officer and Principal
                                  Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PEORIA REAL ESTATE, INC., Registrant




Dated: September 25, 1998         /s/ Larry D. Vander Maten
                                  -------------------------
                                  Larry D. Vander Maten
                                  President and Director
                                  (Principal Executive Officer and Principal
                                  Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  EAST PEORIA REAL ESTATE, INC., Registrant




Dated: September 25, 1998         /s/ Larry D. Vander Maten
                                  -------------------------
                                  Larry D. Vander Maten
                                  President and Director
                                  (Principal Executive Officer and Principal
                                  Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ALTON REAL ESTATE, INC., Registrant



Dated: September 25, 1998         /s/ Larry D. Vander Maten
                                  -------------------------
                                  Larry D. Vander Maten
                                  President and Director
                                  (Principal Executive Officer and Principal
                                  Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MOLINE REAL ESTATE, INC., Registrant




Dated: September 25, 1998         /s/ Larry D. Vander Maten
                                  -------------------------
                                  Larry D. Vander Maten
                                  President and Director
                                  (Principal Executive Officer and Principal
                                  Financial and Accounting Officer)

         ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION
                           EXHIBIT INDEX

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K


Exhibit
Number                        Description
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

 10.20 Reference is made to Renewal of the Letter of Credit filed on February 11, 1994 as Exhibit 10.15 on the Form 10-Q of the
          Registrants, which renewal was filed on February 11, 1998 as Exhibit
          10.20 of the Form 10-Q of the Registrants.



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
