Form 10-Q
period 1998-09-30
ROSEWOOD CARE CENTERS CAPITAL FUNDING CORP; ROSEWOOD CARE CENTER INC OF SWANSEA; ROSEWOOD CARE CENTER INC OF GALESBURG; ROSEWOOD CARE CENTER INC OF EAST PEORIA; ROSEWOOD CARE CENTER INC OF PEORIA; ROSEWOOD CARE CENTER INC OF ALTON; ROSEWOOD CARE CENTER INC OF MOLINE; SWANSEA REAL ESTATE INC; GALESBURG REAL ESTATE INC; EAST PEORIA REAL ESTATE INC
filed 1998-11-12
CIK 909110, 909113, 909114, 909115, 909116, 909117, 909118, 909120, 909121, 909122

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                      OR
  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES  EXCHANGE ACT OF 1934

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
            Peoria Real Estate, Inc.
            Alton Real Estate, Inc.
            Moline Real Estate, Inc.
              Combined Balance Sheet                                       9
              Combined Statement of Operations                            11
              Combined Statement of Cash Flows                            12
              Notes to Combined Financial Statements                      13

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           15

PART II  OTHER INFORMATION
--------------------------

Item 1.     Legal Proceedings                                             22
Item 2.     Changes in Securities                                         22
Item 3.     Defaults Upon Senior Securities                               22
Item 4.     Submission of Matters to a Vote of Security Holders           22
Item 5.     Other Information                                             22
Item 6.     Exhibits and Reports on Form 8-K                              22


SIGNATURES                                                                23
----------

INDEX TO EXHIBITS                                                         37
-----------------


PART I  FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS

               ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                 BALANCE SHEET

                            (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                          June 30,           Sept. 30,
                                    ASSETS                  1998               1998
                                    ------                --------           ---------

Cash                                                       $   262            $   262
Mortgage notes receivable, Rosewood Companies               25,561             25,240
Accrued interest receivable                                     -                  -
                                                           -------            -------
                                                           $25,823            $25,502
                                                           -------            -------


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
First mortgage redeemable bonds                            $25,666            $25,347
Accrued interest                                               156                154

Stockholders' equity:
   Common stock, $1 par value
      Authorized - 30,000 shares
      Issued and outstanding - 500 shares,
         at issue price                                          1                  1

   Retained earnings                                            -                  -
                                                           -------            -------
                                                           $25,823            $25,502
                                                           -------            -------



The accompanying notes are an integral part of this financial statement.



               ROSEWOOD CARE CENTER CAPITAL FUNDING CORPORATION

                            STATEMENT OF OPERATIONS

                            (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)

                                                Three Months
                                                    Ended
                                                September 30,
                                           -----------------------
                                           1997               1998
                                           ----               ----

Interest income                            $496               $461

Interest expense                           $496               $461
                                           ----               ----
Net Income                                 $  0               $  0
                                           ----               ----



The accompanying notes are an integral part of this financial statement.


               ROSEWOOD CARE CENTER CAPITAL FUNDING CORPORATION

                            STATEMENT OF CASH FLOWS

                            (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)
                                                                Three Months
                                                                   Ended
                                                                September 30,
                                                            --------------------
                                                             1997           1998
                                                            -----          -----
Cash flow from operating activities:
   Net income                                               $   0          $   0
   Decrease in accrued interest receivable                    167             -
   Increase (decrease) in accrued interest payable             (2)            (2)
                                                            -----          -----
Net cash provided by operating activities                     165             (2)
                                                            -----          -----

Cash flow from investing activities:
   Collections on notes receivable                            380            321
                                                            -----          -----
Net cash used by investing activities                         380            321
                                                            -----          -----

Cash flow from financing operations:
   Reduction of redeemable bonds                             (284)          (319)
                                                            -----          -----
Net cash provided by financing                               (284)          (319)
                                                            -----          -----

Net increase (decrease) in cash                               261            -0-
Cash, beginning                                                 1            262
                                                            -----          -----
Cash, ending                                                  262            262
                                                            -----          -----

Cash paid for interest                                      $ 496          $ 461
                                                            -----          -----




The accompanying notes are an integral part of this financial statement.


               ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


1.    Interim Financial Statements
      ----------------------------

      In the opinion of the Company, these unaudited financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 1998, and September 30, 1998, and the results of its operations and its cash flows for the three month period ended September 30, 1997 and 1998. Such adjustments were of a normal recurring nature.

      The results of operations for the three months ended September 30, 1997 and 1998 are not necessarily indicative of the results for the full year.

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

                             ROSEWOOD CARE CENTER
                 FACILITY COMPANIES AND REAL ESTATE COMPANIES

                            COMBINED BALANCE SHEETS

                            (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)
                                                           June 30,       Sept 30,
                              ASSETS                         1998           1998
                              ------                       --------       --------
Current assets:
   Cash                                                    $ 2,866        $   751
   Accounts receivable - residents, net of
     allowance for doubtful accounts of $168 and
     $168 respectively                                       1,352          1,426
   Accounts receivable - third party payor                   2,766          3,505
   Interest receivable                                         282            128
   Due from affiliates                                         327            239
   Prepaid insurance and other prepaids                         44            184
   Deferred income tax benefits                                 52             52
                                                           -------        -------
        Total current assets                                 7,689          6,285
                                                           -------        -------

Property, plant and equipment:
   Land                                                        943            943
   Site improvements                                         2,140          2,140
   Building                                                 17,830         17,830
   Equipment                                                 3,962          4,024
   Leasehold improvements                                      389            427
                                                           -------        -------
                                                            25,264         25,364
   Less accumulated depreciation                             8,282          8,506
                                                           -------        -------
                                                            16,982         16,858
                                                           -------        -------

Other assets:
   Notes receivable from Rosewood Care Center
      Holding Company                                        6,910          7,740
   Amortizable Costs, Net                                      840            809
                                                           -------        -------
                                                             7,750          8,549
                                                           -------        -------
                                                           $32,421        $31,692
                                                           -------        -------




The accompanying notes are an integral part of these financial statements.



                             ROSEWOOD CARE CENTER
                 FACILITY COMPANIES AND REAL ESTATE COMPANIES

                            COMBINED BALANCE SHEETS

                            (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)


                                                           June 30,       Sept 30,
           LIABILITIES AND STOCKHOLDERS' EQUITY              1998           1998
           ------------------------------------            --------       --------

Current liabilities:
   Current portion of long-term debt                       $ 2,071        $ 2,109
   Accounts payable - trade                                  2,144          2,176
   Accrued expenses:
      Salaries and payroll taxes                               576            367
      Vacation and employee fringes                            257            239
      Accrued Rent                                              43             25
      Real estate taxes                                        471            342
      Management fees - affiliate                              599            364
      Income taxes                                               4             92
   Dividends payable                                           801          1,008
                                                           -------        -------
           Total current liabilities                         6,966          6,722
                                                           -------        -------

Long-term debt:
   Notes payable - Rosewood Care Center
      Capital Funding Corporation                           25,561         25,240
                                                           -------        -------
                                                            25,561         25,240
   Less current maturities                                   2,071          2,109
                                                           -------        -------
                                                            23,490         23,131
                                                           -------        -------

Stockholders' equity:
   Common stock                                                 65             65
   Paid-in capital                                             481            481
   Retained earnings                                         1,419          1,293
                                                           -------        -------
                                                             1,965          1,839
                                                           -------        -------
                                                           $32,421        $31,692
                                                           -------        -------


   The accompanying notes are in integral part of these financial statements.


                             ROSEWOOD CARE CENTER
                 FACILITY COMPANIES AND REAL ESTATE COMPANIES

            COMBINED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                Three Months
                                                                   Ended
                                                                 Sept. 30,
                                                           ---------------------
                                                            1997           1998
                                                           ------         ------

Patient service revenue:
   Private                                                 $4,830         $4,914

   Medicare                                                 2,251          2,528
   Medicaid                                                   374            424
   Other patient revenues, net of expenses                     66             45
                                                           ------         ------
                                                            7,521          7,911
                                                           ------         ------
Operating expenses:
   Facility expenses:
     Administrative expense                                   253            276
     Employee fringe benefits                                 473            552
     Dietary                                                  473            527
     Nursing                                                1,822          2,219
     Ancillary services                                     1,411          1,041
     Plant utilities and maintenance                          313            354
     Housekeeping and laundry                                 237            302
     Social services and activities                           170            187
                                                           ------         ------
                                                            5,152          5,458
                                                           ------         ------
      Income after facility expenses                        2,369          2,453
                                                           ------         ------

   Nonfacility expenses:
     Rent                                                     -0-            111
     Real estate taxes and insurance                          139            140
     Base management fees                                     198            214
     Illinois Medicaid assessments                             99            107
     Depreciation and amortization                            266            255
                                                           ------         ------
                                                              702            827
                                                           ------         ------
      Income before incentives                              1,667          1,626

   Incentive management fees                                 (426)          (359)
   Officers' bonuses                                           -              -
                                                           ------         ------
      Income from operations                                1,241          1,267
                                                           ------         ------

Other income (expense):
   Interest income                                            169            147
   Interest expense                                          (496)          (461)
                                                           ------         ------
                                                             (327)          (314)
                                                           ------         ------
Income before income taxes                                    914            953
Income tax expense                                            (83)           (71)
                                                           ------         ------
Net income                                                    831            882
Retained earnings, beginning                                1,388          1,419
Dividends declared                                           (789)        (1,008)
                                                           ------         ------
Retained earnings, ending                                  $1,430         $1,293
                                                           ------         ------


The accompanying notes are an integral part of these financial statements.



                             ROSEWOOD CARE CENTER
                 FACILITY COMPANIES AND REAL ESTATE COMPANIES

                       COMBINED STATEMENTS OF CASH FLOWS

                            (DOLLARS IN THOUSANDS)

                                  (UNAUDITED)
                                                                Three Months
                                                                   Ended
                                                               September 30,
                                                           ---------------------
                                                            1997          1998
                                                           ------        -------
Cash flow from operating activities:
   Net income                                              $  831        $   882
   Adjustments:
    Depreciation                                              234            224
    Amortization                                               32             31
    Decrease (increase) in:
      Accounts receivable - residents                        (262)           (74)
      Accounts receivable - third party payors                970           (739)
      Other receivables and prepaids                         (140)           102
    Increase (decrease) in:
      Accounts payable - trade                                 69             32
      Accrued salaries, taxes and fringes                    (118)          (227)
      Accrued real estate taxes                              (149)          (129)
      Accrued management fees                                 161           (235)
      Other payables and accruals                             (37)            70
                                                           ------        -------
   Net cash provided by operating activities                1,591            (63)
                                                           ------        -------
Cash flow from investing activities:
      Purchase of property and equipment                      (26)          (100)
      Loans and deposits with affiliate                       342           (830)
                                                           ------        -------
   Net cash (used) by investing activities                    316           (930)
                                                           ------        -------
Cash flow from financing activities:
      Reduction of long-term debt                            (380)          (321)
      Dividends paid                                         (543)          (801)
                                                           ------        -------

   Net cash (used) by financing activities                   (923)        (1,122)
                                                           ------        -------
Net increase (decrease) in cash                               984         (2,115)
Cash, beginning                                             2,320          2,866
                                                           ------        -------
Cash, ending                                               $3,304        $   751
                                                           ------        -------
Cash paid for:
   Interest                                                $  586        $   461
                                                           ------        -------
   Income taxes paid (refunded)                            $   50        $   (20)
                                                           ------        -------


The accompanying notes are an integral part of these financial statements.


                             ROSEWOOD CARE CENTER
                 FACILITY COMPANIES AND REAL ESTATE COMPANIES

                    NOTES TO COMBINED FINANCIAL STATEMENTS


1.    Interim Financial Statements
      ----------------------------

      In the opinion of the Companies, these unaudited combined financial statements include all adjustments necessary for a fair presentation of their financial position as of June 30, 1998 and September 30, 1998 and the results of their operations and their cash flows for the three month periods ended September 30, 1997 and 1998. Such adjustments were of a normal recurring nature.

      The results of operations for the three month period ended September 30, 1997 and 1998, are not necessarily indicative of the results for the full years.

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

4.    Dividends
      ---------

      Dividends in the amount of $1,008,000 were declared during the three months ended September 30, 1998.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

              THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH
                     THREE MONTHS ENDED SEPTEMBER 30, 1997


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

      Marketing
      ---------

      The Companies' attempt to increase admissions through marketing programs. The Companies' marketing programs are executed under the direction of a full time marketing staff member employed by HSM Management. Marketing is done through direct mail, community programs and television. Although the Companies provide long-term nursing home care, their marketing strategy emphasizes short-term nursing home care for rehabilitative purposes. The Companies believe this emphasis has an appeal to a much larger private payor market than exists for strictly long-term care oriented nursing homes.

      Governmental Regulation and Reimbursement
      -----------------------------------------

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

      PPS was effective for all of the Companies on July 1, 1998. This has changed the manner in which the facilities are paid for inpatient services provided to Medicare beneficiaries.

      PPS will have a three year phase-in period. For the fiscal year ending June 30, 1999, the Medicare reimbursement rate will be based 75% on the June 30, 1995 facility-specific Medicare costs, as adjusted for inflation, and 25% will be federally determined based on the acuity level of the Medicare esetents. For the fiscal year ending June 30, 2000, the rate will be based 50% on the 1995 facility-specific costs and 50% on the federally determined acuity rate. For the fiscal year ending June 30, 2001, the Medicare reimbursement will be based 25% on the 1995 facility-specific costs and 75% on the federally determined acuity rate. For the fiscal year ending June 30, 2002, the Medicare reimbursement rate will be based entirely on the federally determined rate based on the acuity level of the patients.

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

      Operating Results
      -----------------

      NET REVENUES. Net revenues increased to $7,911,000 for the three months ended September 30, 1998, from $7,521,000 for the three months ended September 30, 1997, an increase of $390,000 or 5.2%. Private pay revenue increased $84,000 from $4,830,000 for the three months ended September 30, 1997, to $4,914,000 for the three months ended September 30, 1998. Revenue generated from ancillary services increased $24,000, while revenue from room charges increased $60,000 when compared to the same three month period last year. The average private room rate aggregated $116 per patient day compared to $114 per patient day for the same period last year. Private census has decreased from 40,022 patient days for 1997 compared to 39,971 patient days for the current period ended September 30, 1998.

      Net revenues for Medicare have increased from $2,251,000 for the three months ended September 30, 1997, to $2,528,000 for the three months ended September 30, 1998, an increase of $277,000 or 12.3%. The Medicare census has increased from 8,616 patient days for the same three month period last year to 10,245 patient days for the three months ended September 30, 1998. The average Medicare reimbursement rate has decreased approximately $25 per patient day when compared to the same three month period last year. The decrease in the reimbursement rate is the direct result of the implementation of the new PPS reimbursement program previously discussed. The Companies are closely monitoring the cost associated with providing service to Medicare qualified residents in an effort to offset any decrease in the Medicare reimbursement program. The Companies have reduced the cost of drugs provided to the Medicare residents from an average of $34 per patient day for the three month period ended September 30, 1997 to an average of $14 per patient day for the three month period ended September 30, 1998. In addition to the decrease in drug costs, the Companies were able to decrease the average cost of therapy by $33 per patient day.

      Medicaid revenue has increased from $374,000 for the same period last year to $424,000 for the three months ended September 30, 1998. The facilities have received an increase in the Medicaid reimbursement rate of approximately 3%, effective July 1, 1998. The Medicaid census has increased from 5,491 patient days for the first quarter of fiscal 1997 to 5,927 patient days for the three months ended September 30, 1998.

      The facilities have an average occupancy rate of 82% for the three months ended September 30, 1998, compared to 86% for the same period last year. The East Peoria facility is the only facility which continues to have an occupancy level significantly lower than the other five locations. Management is of the opinion that this trend will continue. The Alton facility reflects a decline in occupancy level as a result of a 60 bed addition which was opened during January 1998. Management is of the opinion that it could take as long as two years to achieve occupancy levels in excess of 95% for the expanded Alton facility. The occupancy level of the facilities for the three months ended September 30, 1998 and 1997 are as follows:



                                               SEPTEMBER
                                   1998                       1997
Swansea                            96.4                       98.7
Galesburg                          79.8                       78.1
Moline                             95.8                       93.5
Alton                              80.5                       96.9
Peoria                             82.9                       88.9
East Peoria                        57.5                       62.8

AVERAGE                            81.8                       86.3


      FACILITY OPERATING EXPENSES. Facility operating expenses have increased approximately $306,000 from $5,152,000 (or $95.18 per patient day) for the three months ended September 30, 1997, to $5,458,000 (or $97.22 per patient day) for the three months ended September 30, 1998.

      Administrative expenses have increased approximately $23,000 or when compared to the same three month period last year. The majority of the increase can be accounted for by the increase in payroll and telephone expense.

      The cost of employee fringe benefits increased $79,000 when compared to the same three month period last year. The major portion of the increase can be accounted for by the increase in the cost of workers' compensation insurance, payroll taxes and vacation pay.

      Dietary expense increased $54,000 when compared to the same period last year. Wages have increased $27,000 with the balance of the increase due to the increase in raw food costs.

      Nursing costs have increased $397,000 from $1,822,000 for three month period ended September 30, 1997 to $2,219,000 for the three months ended September 30, 1998. Wages have increased $403,000, while the cost of supplies has decreased $6,000. Included in the increase in wages is approximately $91,000 resulting from additional staff hired to monitor effectively the reporting requirements under the new PPS reimbursement program for Medicare residents previously discussed. Labor costs continue to increase due to the increased pressure on the availability of qualified personnel. Management is of the opinion that this employment trend will continue as long as the economy remains strong. The Companies continue to monitor labor cost closely since it accounts for the major portion of the operating cost of the facilities. The Companies will attempt to adjust daily room rates to offset the increase in costs, while at the same time remaining competitive in the market place.

      Ancillary services have decreased approximately $370,000 when compared to the same three month period last year. The decrease in costs is the direct result of the reduction in therapy and drug costs brought about by reduction in ancillary services provided to the Medicare qualified residents under the new PPS guidelines.

      Plant utilities and maintenance have increased $41,000 when compared to the same three month period last year. Wages have increased approximately $3,600, while the cost of utilities has increased $26,000 with the remainder of the increase a result of inflation. The utility increase is the direct result of the 60 bed addition to the Alton facility previously discussed.

      Housekeeping and laundry costs have increased $65,000 when compared to the same period last year. Wages increased $52,000 while the cost of supplies increased $13,000 compared to the same three month period last year.

      Social Services and activities costs increased approximately $17,000 when compared to the same three month period last year as a result of increased labor costs.

      Rent, base management fees, and the Illinois Medicaid Assessments have increased when compared to the same period last year as a result of the opening of the 60 bed addition to the Alton facility. Rent is paid to an affiliated company, Alton Real Estate II, L.L.C., which is not a party to the bond documents.

      INCENTIVE FEES. Incentive management fees have decreased when compared to the same period last year because of losses generated by the low occupancy at the East Peoria facility which was previously discussed.

      OTHER INCOME AND EXPENSE. Interest Income has decreased $22,000 when compared to the same period last year. The reduction is the result of a decrease in the notes receivable outstanding during most of the period from the affiliated company, Rosewood Care Center Holding Co. The balance of notes due from the affiliate has increased from $6,910,000 on June 30, 1998 to $7,740,000 on September 30, 1998. All of the increase in the notes occurred in the last month of the current three month period ended September 30, 1998.

      Interest Expense decreased $35,000 when compared to the same three month period last year. The decrease is the result of the decrease in long term debt from $25,561,000 as of June 30, 1998, to $25,240,000 as of
September 30, 1998.

      The Facility Companies file a consolidated income tax return with their parent company, Rosewood Care Center Holding Co. The income of the Real Estate Companies is taxed at the individual shareholder level, as each real estate company is a Subchapter S Corporation. The amount reflected as income taxes is the facilities' portion of federal and state taxes, calculated for the three months ended September 30, 1998, on an annualized basis.

      Liquidity and Capital Resources
      -------------------------------

      As of September 30, 1998, the Companies had approximately $751,000 in cash and cash equivalents and a net working capital deficit of $437,000. Subsequent to September 30, 1998, the facilities received loan repayments aggregating $2,000,000 from the affiliated company Rosewood Care Center Holding Co., reducing the outstanding notes receivable due from affiliate. These loan repayment proceeds result in increasing the working capital from a deficit to a reserve of $1,563,000 subsequent to September 30, 1998.

      For the three months ended September 30, 1998, net cash of $63,000 was used in operations. Net cash of $930,000 was used in investing activities, of which $830,000 was loaned to the affiliate Rosewood Care Center Holding Co. and $100,000 was used by the companies for the purchase of equipment used in the operation of the facilities. Net cash used in financing activities aggregated $1,122,000, of which $801,000 was used for the payment of dividends and $321,000 was used to retire debt.

      Based on the receipt of the payment on the notes from the affiliate and the subsequent settlement received as cost report settlements from Medicare, discussed below, the Companies believe they have adequate capital for operations and replacements for the coming year and foreseeable future.

      Accounts receivable from private paying residents increased to $1,426,000 as of September 30, 1998, compared to $1,352,000 as of June 30, 1998. Accounts receivable from third party payors increased from $2,766,000 as of June 30, 1998, to $3,505,000 as of September 30, 1998. Subsequent to September 30, 1998, the facilities received $1,007,600 as an interim settlement on the June 30, 1998 cost reports.

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

      The Companies had no open lines of credit with any financial institution as of September 30, 1998.

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

PART II  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS.

      There were no material developments with respect to legal proceedings during the quarter ended September 30, 1998.

ITEM 2.  CHANGES IN SECURITIES.

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5.  OTHER INFORMATION.

      Section 3.17 of the Loan Agreement requires that unless the Companies maintain at least $1,000,000 in shareholders' equity and at least $1,000,000 in cash or cash equivalents, no distributions or dividends or other payments may be made to shareholders or affiliates except for certain limited payments. The financial statements of the Companies for the quarter ending September 30, 1998 reflect that the Companies failed to meet this requirement on September 30, 1998. The temporary cash deficiency was caused by the new Medicare PPS in that, in implementing the new PPS, the intermediary shifted the payment cycle to later in the month. In addition, the intermediary experienced delays in implementing its administration of PPS, which caused further delays in receipt by the Companies of Medicare payments. Medicare payments which would normally have been received by the middle of September, were not received by the Companies until the first week of October, after the end of the quarter.

      The Companies contract with a related company, Rosewood Therapy Services, Inc. to provide speech, physical and occupational therapy services to the residents of the facilities. Therapy services are provided to the facilities at competitive market rates, on terms and conditions as would be entered into with unrelated therapy companies. Amounts paid by the Companies to Rosewood Therapy Services during the first quarter of the 1999 fiscal year, aggregated $658,000.

      The 60 bed expansion wing at the Alton Rosewood Care Center opened January 22, 1998.

      The 60 bed expansion wing at the Galesburg Rosewood Care Center was licensed by the State of Illinois and was opened on October 9, 1998.


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


                               ROSEWOOD CARE CENTERS CAPITAL
                               FUNDING CORPORATION, Registrant




Dated:    November 12, 1998    By:  /s/ Larry D. Vander Maten
                                    --------------------------------------------
                                    Larry D. Vander Maten
                                    President and Director
                                    (Principal Executive Officer and Principal
                                    Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ROSEWOOD CARE CENTER, INC. OF
                               SWANSEA, Registrant


Dated:    November 12, 1998    By:  /s/ Larry D. Vander Maten
                                    --------------------------------------------
                                    Larry D. Vander Maten
                                    President and Director
                                    (Principal Executive Officer and Principal
                                    Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ROSEWOOD CARE CENTER, INC. OF
                               GALESBURG, Registrant



Dated:    November 12, 1998    By:  /s/ Larry D. Vander Maten
                                    ------------------------------------------
                                    Larry D. Vander Maten
                                    President and Director
                                    (Principal Executive Officer and Principal
                                    Financial and Accounting Officer

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ROSEWOOD CARE CENTER, INC. OF
                               PEORIA, Registrant



Dated:    November 12, 1998    By:  /s/ Larry D. Vander Maten
                                    --------------------------------------------
                                    Larry D. Vander Maten
                                    President and Director
                                    (Principal Executive Officer and Principal
                                    Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ROSEWOOD CARE CENTER, INC. OF
                               EAST PEORIA, Registrant




Dated:    November 12, 1998    By:  /s/ Larry D. Vander Maten
                                    --------------------------------------------
                                    Larry D. Vander Maten
                                    President and Director
                                    (Principal Executive Officer and Principal
                                    Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ROSEWOOD CARE CENTER, INC. OF
                               ALTON, Registrant



Dated:    November 12, 1998    By:  /s/ Larry D. Vander Maten
                                    --------------------------------------------
                                    Larry D. Vander Maten
                                    President and Director
                                    (Principal Executive Officer and Principal
                                    Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ROSEWOOD CARE CENTER, INC. OF
                               MOLINE, Registrant



Dated:    November 12, 1998    By:  /s/ Larry D. Vander Maten
                                    --------------------------------------------
                                    Larry D. Vander Maten
                                    President and Director
                                    (Principal Executive Officer and Principal
                                    Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SWANSEA REAL ESTATE, INC., Registrant




Dated:    November 12, 1998    By:  /s/ Larry D. Vander Maten
                                    --------------------------------------------
                                    Larry D. Vander Maten
                                    President and Director
                                    (Principal Executive Officer and Principal
                                    Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               GALESBURG REAL ESTATE, INC., Registrant




Dated:    November 12, 1998    By:  /s/ Larry D. Vander Maten
                                    --------------------------------------------
                                    Larry D. Vander Maten
                                    President and Director
                                    (Principal Executive Officer and Principal
                                    Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PEORIA REAL ESTATE, INC., Registrant




Dated:    November 12, 1998    By:  /s/ Larry D. Vander Maten
                                    --------------------------------------------
                                    Larry D. Vander Maten
                                    President and Director
                                    (Principal Executive Officer and Principal
                                    Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               EAST PEORIA REAL ESTATE, INC., Registrant




Dated:    November 12, 1998    By:  /s/ Larry D. Vander Maten
                                    --------------------------------------------
                                    Larry D. Vander Maten
                                    President and Director
                                    (Principal Executive Officer and Principal
                                    Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ALTON REAL ESTATE, INC., Registrant



Dated:    November 12, 1998    By:  /s/ Larry D. Vander Maten
                                    --------------------------------------------
                                    Larry D. Vander Maten
                                    President and Director
                                    (Principal Executive Officer and Principal
                                    Financial and Accounting Officer)

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               MOLINE REAL ESTATE, INC., Registrant




Dated:    November 12, 1998    By:  /s/ Larry D. Vander Maten
                                    --------------------------------------------
                                    Larry D. Vander Maten
                                    President and Director
                                    (Principal Executive Officer and Principal
                                    Financial and Accounting Officer)

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



10.19 Reference is made to the Consultant Services Agreement between Rosewood Therapy Services, Inc. and Rosewood Care Center, Inc. of
         Alton filed on November 12, 1997 as Exhibit 10.19 to the Form 10-Q of the Registrants.(Additional Consultant Services Agreements listed on the Schedule).

10.20 Reference is made to Renewal of the Letter of Credit filed on February 11, 1994 as Exhibit 10.15 on the Form 10-Q of the
            Registrants, which renewal was filed on February 11, 1998 as
         Exhibit 10.20 of the Form 10-Q of the Registrants.

10.21    Consultant Services Agreement between Rosewood Therapy Services, Inc.
         and Rosewood Care Center, Inc. of Alton (Revised) (Additional
         Consultant Services Agreements listed on the Schedule).

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

THE FOLLOWING DOCUMENTS ARE SUBSTANTIALLY IDENTICAL TO THE DOCUMENT FILED AS
THE CORRESPONDING EXHIBIT IN THE 10-Q OF THE REGISTRANTS FILED ON NOVEMBER
12, 1998

10.21    Consultant Services Agreement between Rosewood Therapy Services, Inc.
         and Rosewood Care Center, Inc. of Swansea (Revised)

         Consultant Services Agreement between Rosewood Therapy Services, Inc.
         and Rosewood Care Center, Inc. of Moline (Revised)

         Consultant Services Agreement between Rosewood Therapy Services, Inc.
         and Rosewood Care Center, Inc. of Galesburg (Revised)

         Consultant Services Agreement between Rosewood Therapy Services, Inc.
         and Rosewood Care Center, Inc. of Peoria (Revised)

         Consultant Services Agreement between Rosewood Therapy Services, Inc.
         and Rosewood Care Center, Inc. of East Peoria (Revised)
