Form 10-Q
period 1998-12-31
ROSEWOOD CARE CENTERS CAPITAL FUNDING CORP; ROSEWOOD CARE CENTER INC OF SWANSEA; ROSEWOOD CARE CENTER INC OF GALESBURG; ROSEWOOD CARE CENTER INC OF EAST PEORIA; ROSEWOOD CARE CENTER INC OF PEORIA; ROSEWOOD CARE CENTER INC OF ALTON; ROSEWOOD CARE CENTER INC OF MOLINE; SWANSEA REAL ESTATE INC; GALESBURG REAL ESTATE INC; EAST PEORIA REAL ESTATE INC
filed 1999-02-12
CIK 909110, 909113, 909114, 909115, 909116, 909117, 909118, 909120, 909121, 909122

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)
  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998
                             OR
  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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

     Certain information called for on Item 6 of Part II of this Form 10-Q is incorporated by reference to Registrants' Registration Statement (No. 33-65948) dated July 13, 1993 which was declared effective October 14, 1993, Registrants' Form 10-Q filed November 29, 1993, Registrants' Form 10-Q filed February 11, 1994, Registrants' Form 10-K filed September 28, 1994, Registrants' Form 10-Q filed February 14, 1995, Registrants' Form 10-Q filed May 15, 1995, Registrants' Form 10-Q filed February 13, 1996, Registrants' Form 10-Q filed May 14, 1996, Registrants' Form 10-K filed September 26, 1996, Registrants' Form 10-Q filed November 13, 1996, Registrants' Form 10-Q filed November 12, 1997, Registrants' Form 10-Q filed February 11, 1998 and Registrants' Form 10-Q filed November 12, 1998.

     Index to Exhibits is on Page 39.


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
         Peoria Real Estate, Inc.
         Alton Real Estate, Inc.
         Moline Real Estate, Inc.
           Combined Balance Sheet                                      8
           Combined Statement of Operations                           10
           Combined Statement of Cash Flows                           11
           Notes to Combined Financial Statements                     12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          14


Part II  Other Information
--------------------------

Item 1.  Legal Proceedings                                            23
Item 2.  Changes in Securities                                        23
Item 3.  Defaults Upon Senior Securities                              24
Item 4.  Submission of Matters to a Vote of Security Holders          24
Item 5.  Other Information                                            24
Item 6.  Exhibits and Reports on Form 8-K                             25



Index to Exhibits                                                   39
-----------------

Signatures                                                          26
----------
                                   3

PART I.  Financial Information
         ---------------------

Item 1.  Financial Statements


                  ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                                   BALANCE SHEET

                              (Dollars in Thousands)

                                   (Unaudited)

                                                               June 30,        December 31,
                                     Assets                      1998              1998
                                     ------                    --------        ------------
Cash                                                           $   262           $   263
Mortgage notes receivable, Rosewood Companies                   25,561            24,188
                                                               -------           -------

                                                               $25,823           $24,451
                                                               =======           =======


                     Liabilities and Stockholders' Equity
                     ------------------------------------

First mortgage redeemable bonds                                $25,666           $24,302
Accrued interest                                                   156               148

Stockholders' equity:
 Common stock, $1 par value
  Authorized - 30,000 shares
  Issued and outstanding - 500 shares,
   at issue price                                                    1                 1

 Retained earnings                                                   -                 -
                                                               -------           -------
                                                               $25,823           $24,451
                                                               =======           =======



    The accompanying notes are an integral part of this financial statement.

                ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                            STATEMENT OF OPERATIONS

                             (Dollars in Thousands)

                                  (Unaudited)
                                      Three Months                   Six Months
                                         Ended                         Ended
                                      December 31,                  December 31,
                                    ----------------              ----------------
                                    1997        1998              1997        1998
                                    ----        ----              ----        ----
Interest Income                     $487        $451              $983        $912

Interest expense                     487         451              $983        $912
                                    ----        ----              ----        ----

Net Income                          $  0        $  0              $  0        $  0
                                    ====        ====              ====        ====


  The accompanying notes are an integral part of this financial statement.

               ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                            STATEMENT OF CASH FLOWS

                             (Dollars in Thousands)

                                  (Unaudited)
                                                  Three Months             Six Months
                                                     Ended                   Ended
                                                  December 31,            December 31,
                                                ----------------        ----------------
                                                1997        1998        1997        1998
                                                ----        ----        ----        ----
Cash flow from operating activities:
 Net income                                   $     0     $     0     $     0     $     0
 Decrease in accrued interest receivable            -           -         167           0
 Increase (decrease) in accrued interest           (6)         (6)         (8)         (8)
                                              -------     -------     -------     -------
Net cash provided by operating activities          (6)         (6)        159          (8)
                                              -------     -------     -------     -------

Cash flow from investing activities:
 Collections on notes receivable                1,015       1,052       1,395       1,373
                                              -------     -------     -------     -------
Net cash used by investing activities           1,015       1,052       1,395       1,373
                                              -------     -------     -------     -------

Cash flow from financing operations:
 Reduction of redeemable bonds                 (1,009)     (1,045)     (1,293)     (1,364)
                                              -------     -------     -------     -------
Net cash provided by financing                 (1,009)     (1,045)     (1,293)     (1,364)
                                              -------     -------     -------     -------

Net increase (decrease) in cash                     0           1         261           1
Cash, beginning                                   262         262           1         262
                                              -------     -------     -------     -------
Cash, ending                                      262         263         262         263
                                              =======     =======     =======     =======

Cash paid for interest                        $   487     $   451     $   983     $   912
                                              =======     =======     =======     =======



        The accompanying notes are an integral part of this financial statement.

     ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

              NOTES TO FINANCIAL STATEMENTS


1.   Interim Financial Statements
     ----------------------------

     In the opinion of the Company, these unaudited financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 1998, and December 31, 1998, and the results of its operations and its cash flows for the three month and the six month periods ended December 31, 1997 and 1998. Such adjustments were of a normal recurring nature.

     The results of operations for the six months ended December 31, 1997, and 1998 are not necessarily indicative of the results for the full year.

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

                              ROSEWOOD CARE CENTER
                  FACILITY COMPANIES AND REAL ESTATE COMPANIES

                             COMBINED BALANCE SHEETS

                             (Dollars in Thousands)

                                   (Unaudited)
                                                                June 30,        December 31,
                                     Assets                       1998              1998
                                     ------                     --------        ------------
Current assets:
  Cash                                                          $ 2,866           $ 2,082
  Accounts receivable - residents, net of allowance
   for doubtful accounts of $168 and $169,
   respectively                                                   1,352             1,586
  Accounts receivable - third party payor                         2,766             2,411
  Due from affiliates                                               327               -0-
  Interest receivable                                               282               243
  Prepaid insurance and other prepaids                               44                91
  Deferred income tax benefits                                       52                52
                                                                -------           -------
    Total current assets                                          7,689             6,465
                                                                -------           -------

Property, plant and equipment:
  Land                                                              943               943
  Site improvements                                               2,140             2,143
  Building                                                       17,830            17,830
  Equipment                                                       3,962             4,060
  Leasehold improvements                                            389               456
                                                                -------           -------
                                                                 25,264            25,432
  Less accumulated depreciation                                   8,282             8,726
                                                                -------           -------
                                                                 16,982            16,706
                                                                -------           -------
Other assets:
  Notes receivable from Rosewood Care Center
   Holding Company                                                6,910             5,830
Amortizable Costs, Net                                              840               778
                                                                -------           -------
                                                                  7,750             6,608
                                                                -------           -------
                                                                $32,421           $29,779
                                                                =======           =======


    The accompanying notes are an integral part of these financial statements.

                               8

                             ROSEWOOD CARE CENTER
                 FACILITY COMPANIES AND REAL ESTATE COMPANIES

                            COMBINED BALANCE SHEETS

                            (Dollars in Thousands)

                                 (Unaudited)

                                                                June 30,        December 31,
                   Liabilities and Stockholders' Equity           1998              1998
                   ------------------------------------         --------        ------------
Current liabilities:
 Current portion of long-term debt                              $ 2,071           $ 2,147
 Accounts payable - trade                                         2,144               988
 Accrued expenses:
  Salaries and payroll taxes                                        576               627
  Vacation and employee fringes                                     257               201
  Real estate taxes                                                 471               433
  Accrued interest                                                  -0-               -0-
  Accrued Rent                                                       43                45
  Management fees - affiliate                                       599               585
  Income taxes                                                        4                10
 Dividends payable                                                  801               936
                                                                -------           -------
    Total current liabilities                                     6,966             5,972
                                                                -------           -------

Long-term debt:
 Notes payable - Rosewood Care Center
  Capital Funding Corporation                                    25,561            24,188
                                                                -------           -------
                                                                 25,561            24,188
 Less current maturities                                          2,071             2,147
                                                                -------           -------
                                                                 23,490            22,041
                                                                -------           -------

Stockholders' equity:
 Common stock                                                        65                65
 Paid-in capital                                                    481               481
 Retained earnings                                                1,419             1,220
                                                                -------           -------
                                                                  1,965             1,766
                                                                -------           -------
                                                                $32,421           $29,779
                                                                =======           =======


     The accompanying notes are in integral part of these financial statements.

                              ROSEWOOD CARE CENTER
                  FACILITY COMPANIES AND REAL ESTATE COMPANIES

             COMBINED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                 Three Months             Six Months
                                                    Ended                   Ended
                                                 December 31,            December 31,
                                              ----------------        ------------------
                                              1997        1998        1997          1998
                                              ----        ----        ----          ----
Patient service revenue:
 Private                                     $4,824      $4,958     $ 9,654       $ 9,872
 Medicare                                     2,444       2.924       4,695         5,452
 Medicaid                                       376         388         750           812
 Other patient revenues, net of expenses         78          43         144            88
                                             ------      ------     -------       -------
                                              7,722       8,313      15,243        16,224
                                             ------      ------     -------       -------
Operating expenses:
 Facility expenses:
  Administrative expense                        270         342         523           618
  Employee fringe benefits                      510         551         983         1,103
  Dietary                                       506         543         979         1,070
  Nursing                                     1,890       2,271       3,712         4,490
  Ancillary services                          1,443       1,180       2,854         2,221
  Plant utilities and maintenance               284         291         597           645
  Housekeeping and laundry                      254         298         491           600
  Social services and activities                188         143         358           330
                                             ------      ------     -------       -------
                                              5,345       5,619      10,497        11,077
                                             ------      ------     -------       -------
   Income after facility expenses             2,377       2,694       4,746         5,147
                                             ------      ------     -------       -------

 Nonfacility expenses:
  Real estate taxes                             139         157         278           297
  Rent                                          -0-         209         -0-           320
  Base management fees                          198         231         396           445
  Illinois Medicaid assessments                  98         115         197           222
  Depreciation and amortization                 266         251         532           506
                                             ------      ------     -------       -------
                                                701         963       1,403         1,790
                                             ------      ------     -------       -------
    Income before incentives                  1,676       1,731       3,343         3,357
                                             ------      ------     -------       -------

 Incentive management fees                     (471)       (479)       (897)         (838)
 Officers' bonuses                                -           -           -             -
    Income from operations                    1,205       1,252       2,446         2,519

Other income (expense):
 Interest income                                168         148         337           295
 Interest expense                              (487)       (452)       (983)         (913)
                                             ------      ------     -------       -------
                                               (319)       (304)       (646)         (618)
                                             ------      ------     -------       -------

Income before income taxes                      886         948       1,800         1,901
Income tax expense                              (71)        (84)       (154)         (155)
                                             ------      ------     -------       -------
Net income                                      815         864       1,646         1,746
Retained earnings, beginning                  1,430       1,293       1,388         1,419
Dividends declared                             (823)       (937)     (1,612)       (1,945)
                                             ------      ------     -------       -------
Retained earnings, ending                    $1,422      $1,220     $ 1,422       $ 1,220
                                             ======      ======     =======       =======


The accompanying notes are an integral part of these financial statements.

                          ROSEWOOD CARE CENTER
              FACILITY COMPANIES AND REAL ESTATE COMPANIES

                    COMBINED STATEMENTS OF CASH FLOWS

                         (Dollars in Thousands)

                               (Unaudited)
                                                     Three Months             Six Months
                                                        Ended                   Ended
                                                     December 31,            December 31,
                                                  -----------------       -------------------
                                                  1997         1998       1997           1998
                                                  ----         ----       ----           ----
Cash flow from operating activities:
 Net income                                     $   815     $   865     $ 1,646       $ 1,747
 Adjustments:
  Depreciation                                      234         220         468           444
  Amortization                                       32          30          64            61
  Decrease (increase) in:
   Accounts receivable - residents                  (26)       (160)       (288)         (234)
   Accounts receivable - third party payors         (92)      1,094         878           355
   Other receivables and prepaids                  (303)        217        (443)          319
  Increase (decrease) in:
   Accounts payable - trade                        (176)     (1,188)       (107)       (1,156)
   Accrued salaries, taxes and fringes              189         222          71           (5)
   Accrued real estate taxes                         90          91         (59)          (38)
   Accrued management fees                           45         221         206           (14)
   Other payables and accruals                      (85)        (63)       (122)            7
                                                -------     -------     -------       -------
 Net cash provided by operating activities          723       1,549       2,314         1,486
                                                -------     -------     -------       -------
Cash flow from investing activities:
   Purchase of property and equipment               (36)        (68)        (62)         (168)
   Loans and deposits with affiliate                475       1,910         817         1,080
                                                -------     -------     -------       -------
 Net cash (provided) by investing activities        439       1,842         755           912
                                                -------     -------     -------       -------
Cash flow from financing activities:
   Reduction of long-term debt                   (1,015)     (1,052)     (1,395)       (1,373)
   Dividends paid                                  (789)     (1,008)     (1,332)       (1,809)
                                                -------     -------     -------       -------
 Net cash (used) by financing activities         (1,804)     (2,060)     (2,727)       (3,182)
                                                -------     -------     -------       -------
Net increase (decrease) in cash                    (642)     (1,331)        342          (784)
Cash, beginning                                   3,304         751       2,320         2,866
                                                -------     -------     -------       -------
Cash, ending                                    $ 2,662     $ 2,082     $ 2,662       $ 2,082
                                                =======     =======     =======       =======
Cash paid for:
 Interest                                       $   564     $   451     $ 1,150       $   912
                                                =======     =======     =======       =======
 Income taxes                                   $   104     $   127     $   154       $   107
                                                =======     =======     =======       =======


        The accompanying notes are an integral part of these financial statements.

                    ROSEWOOD CARE CENTER
        FACILITY COMPANIES AND REAL ESTATE COMPANIES

           NOTES TO COMBINED FINANCIAL STATEMENTS


1.   Interim Financial Statements
     ----------------------------

     In the opinion of the Companies, these unaudited combined financial statements include all adjustments necessary for a fair presentation of their financial position as of June 30, 1998 and December 31, 1998, and the results of their operations and their cash flows for the three and six month periods ended December 31, 1997 and 1998. Such adjustments were of a normal recurring nature.

     The results of operations for the six month periods ended December 31, 1997 and 1998 are not necessarily indicative of the results for the full years.

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

     Remaining loan proceeds were loaned to Rosewood Care Center
     Holding Company under unsecured promissory notes bearing interest at 7-1/4% per annum and having maturities from October to December 2000.

                      ROSEWOOD CARE CENTER
          FACILITY COMPANIES AND REAL ESTATE COMPANIES

             NOTES TO COMBINED FINANCIAL STATEMENTS


3.   Refinancing of Long-Term Debt (Continued)
     -----------------------------------------

     Loan costs of $609,000 and underwriter's discount of $841,500 are being amortized over the term of the long-term debt, on the interest method.

4.   Dividends
     ---------

     Dividends in the amount of $1,945,100 were declared during the six months ended December 31, 1998.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations



Rosewood Care Centers Capital Funding Corporation

       The Corporation is a pass through entity. Interest income and expenses offset, resulting in no income or loss.


The Combined Facility Companies and Real Estate Companies

         Three Months Ended December 31, 1998 Compared With
                Three Months Ended December 31, 1997

       Forward Looking Statements
       --------------------------

       This quarterly report contains certain "forward looking" statements, as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding expected future financial performance of the Companies, including ability to service debt obligations, response to changes in government regulations, and similar statements including without limitation, those containing words such as "believes," "anticipates," "expects," and other similar expressions are forward looking statements. Forward looking statements involve risks and uncertainties, both known and unknown, that may cause the Companies' actual performance in future periods to differ materially from those projected or contemplated in the forward looking statements. Actual results could differ materially from those in the forward looking statements as a result of, but not limited to, the following factors: national and local economic conditions and occupancy levels, especially with respect to newly added beds; changes in Medicare and Medicaid reimbursement policies and other government regulation affecting healthcare; the ability to attract and retain qualified employees; Year 2000 problems, both within the Companies and at the operations of suppliers and third party payors, especially the United States government.

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

       Governmental Regulation and Reimbursement
       -----------------------------------------

       The Companies' nursing facilities are required to comply with various federal and state health care regulations and statutes. The Illinois Department of Public Health ("IDPH") and other agencies with whom the IDPH contracts to assist it in its reviews and investigations, continually assess the facilities for compliance. Compliance with the state licensing regulations is a prerequisite for the operation of the facilities and for participation in government sponsored health care programs such as Medicaid and Medicare. Any of these on-going investigations, if determined adversely to the Companies, could have an impact on the continued participation of one or more of the facilities in the Medicare and Medicare programs.

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

       The new legislation will force skilled nursing facilities to contain costs as well as place further focus on patient outcomes. At this time, the Companies have not completed their assessment of the full impact of the changes due to the uncertainty of the interpretation of the legislation by HCFA and, therefore, no assurances can be made as to the impact of this legislation or any future health care legislation on the Companies' financial position, results of operations or cash flows. However, future and current federal legislative changes may have a negative impact on the operations of the Companies.

       PPS was effective for all of the Companies on July 1, 1998. This has changed the manner in which the facilities are paid for inpatient services provided to Medicare beneficiaries.

       PPS will have a four year phase-in period. For the fiscal year ending June 30, 1999, the Medicare reimbursement rate will be based 75% on the June 30, 1995 facility-specific Medicare costs, as adjusted for inflation, and 25% will be federally determined based on the acuity level of the Medicare patients. For the fiscal year ending June 30, 2000, the rate will be based 50% on the 1995 facility-specific costs and 50% on the federally determined acuity rate. For the fiscal year ending June 30, 2001, the Medicare reimbursement will be based 25% on the 1995 facility-specific costs and 75% on the federally determined acuity rate. For the fiscal year ending June 30, 2002, the Medicare reimbursement rate will be based entirely on the federally determined rate based on the acuity level of the patients.

       The Companies are analyzing their 1995 facility rates and the acuity level of the Medicare patients in the facilities. Based on this analysis, the Companies are attempting to implement changes to lower the cost of providing services to their Medicare residents. Should the Companies be unable to execute the changes to reduce costs, PPS could have a material negative effect on the Companies' financial position and results of operations.

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


       Operating Results
       -----------------

       Net revenues increased to $8,313,000 for the three months ended December 31, 1998 from $7,722,000 for the three months ended December 31 1997, an increase of $591,000 or 7.6%. Private pay revenues increased $134,000 from $4,824,000 for the three months ended December 31, 1997 to $4,958,000 for the three months ended December 31, 1998. Revenue generated from ancillary services increased $72,000 while revenue from room charges increased $62,000 when compared to the same three month period last year. The average room rate has increased from $114 per day for the three month period ended December 31, 1997 to $117 per day for the current three month period. Private census has decreased from 40,576 patient days for 1997 to 39,838 patient days for the current three month period ended December 31, 1998.

       Net revenues for Medicare increased from $2,444,000 for the three months ended December 31, 1997 to $2,924,000 for the three months ended December 31, 1998, an increase of $480,000 or 19.6%. The Medicare census has increased to 11,458 patient days from 9,230 patient days for the same period last year. The average Medicare reimbursement rate has decreased approximately $10 per patient day when compared to the same three month period last year. The decrease in the reimbursement rate is the direct result of the implementation of the new PPS reimbursement program previously discussed. The Companies are closely monitoring the cost associated with providing service to Medicare qualified residents in an effort to offset any decrease in the Medicare reimbursement program. The Companies have reduced the cost of drugs provided to the Medicare residents from an average of $40 per patient day for the three month period ended December 31,

1997 to an average of $11 per patient day for the three month period ended December 31, 1998. In addition to the decrease in drug costs, the Companies were able to decrease the average cost of therapy by $11 per patient day.

       Medicaid revenue has increased from $376,000 to $388,000 when compared to the same three month period last year. The facilities have received an increase in the Medicaid reimbursement rate of approximately 3%, effective July 1, 1998. The Medicaid census has decreased from 5,536 patient days for the three months ended December 31, 1997 to 5,410 patient days for the three months ended December 31, 1998.

       The facilities have an average occupancy rate of 76.1% for the three months ended December 31, 1998, compared to 86.8% for the same period last year. The East Peoria facility is the only facility which continues to have an occupancy level significantly lower than the other five locations. Management is of the opinion that this trend will continue. The Alton facility reflects a decline in occupancy level as a result of a 60 bed addition which was opened during January 1998. The Galesburg facility reflects a decline in occupancy level as a result of a 60 bed addition that was opened October 9, 1998. Due to uncertainties presented by the effects of PPS on occupancy and current market conditions, management is unable to forecast when occupancy at the Alton and Galesburg facilities will return to pre-expansion levels. The occupancy level of the facilities for the three months ended December 31, 1998 and 1997 are as follows:




                                     DECEMBER 31

                             1998                 1997
Swansea                      98.8                 98.7
Galesburg                    55.3                 83.6
Moline                       92.3                 94.2
Alton                        79.9                 98.8
Peoria                       81.2                 92.3
East Peoria                  62.7                 62.3

AVERAGE                      76.1                 88.2


       Facility operating expenses increased to $5,619,000 (or $99.09 per patient day) for the current three month period ended December 31, 1998, from $5,345,000 (or $96.58 per patient day) for the three months ended December 31, 1997.

       Administrative expenses have increased $72,000 when compared to the same three month period last year. The majority of the increase can be accounted for by the increase in wages, telephone and new employee training.

       The cost of employee benefits has increased $41,000 from $510,000 for the three months ended December 31, 1997, to $551,000 for the three months ended December 31, 1998. The majority of the increase can be accounted for by an increase in vacation and holiday pay of $8,500, a $24,000 increase in payroll taxes and an $8,500 increase in the cost of health insurance and workers' compensation insurance.

       Dietary expenses increased approximately $37,000 when compared to the same three month period last year which can be accounted for by increased labor costs.

       Nursing costs increased from $1,890,000 for the three months ended December 31, 1997 to $2,271,000 for the three months ended December 31, 1998, an increase of $381,000 or 20.1%. Wages have increased $338,000, while the cost of supplies has increased $43,000. Included in the increase in wages is approximately $110,000 resulting from additional staff hired to monitor effectively the reporting requirements under the new PPS reimbursement program for Medicare residents previously discussed. Labor costs continue to increase due to the increased pressure on the availability of qualified personnel. Management is of the opinion that this employment trend will continue as long as the economy remains strong. The Companies continue to monitor labor cost closely since it accounts for the major portion of the operating cost of the facilities. The Companies will attempt to adjust daily room rates to offset the increase in costs, while at the same time remaining competitive in the market place.

       Ancillary service costs have decreased approximately $263,000 when compared to the same three month period last year. The decrease in costs is the direct result of the reduction in therapy and drug costs brought about by reduction in ancillary services provided to the Medicare qualified residents under the new PPS guidelines.

       Plant utilities and maintenance have increased $7,000 when compared to the same three month period last year. Wages have decreased approximately $5,200, while the cost of utilities has increased $16,000 with the remainder of the decrease accounted for by the decrease in repairs. The utility increase is the direct result of the 60 bed additions to the Alton and Galesburg facilities previously discussed.

       Housekeeping and laundry costs have increased $44,000 when compared to the same three month period last year. All of the increase can be accounted for by the increase in the cost of labor for both departments.

       Social Services and Activities costs have decreased $45,000 when compared to the same three month period last year and can be accounted for by the decrease in labor for these departments.

       Rent, base management fees, and the Illinois Medicaid Assessments have increased when compared to the same period last year as a result of the opening of the 60 bed additions to the Alton and Galesburg facilities. In each case rent is paid to an affiliated company, Alton Real Estate II, L.L.C. and Galesburg Real Estate II, L.L.C., respectively, which companies are not parties to the bond documents.

       Incentive management fees have increased $8,000 when compared to the same period last year.

       Interest income has decreased from $168,000 for in the three months ended December 31, 1997 to $148,000 for the three months ended December 31, 1998 as a result of the decrease in the notes receivable from the related party Rosewood Care Center Holding Co.

       Interest expense decreased $35,000 when compared to the same three month period last year. The decrease is the result of the decrease in the long term debt from $26,186,000 on December 31, 1997 to $24,188,000 as of December 31, 1998.


          Six Months Ended December 31, 1998 Compared With
                 Six Months Ended December 31, 1997

       Operating Results
       -----------------

       Net revenues have increased to $16,224,000 for the six months ended December 31, 1998 from $15,243,000 for the six months ended December 31, 1997, an increase of $981,000 or 6.4%. Private revenues have increased $218,000 from $9,654,000 for the six months ended December 31, 1997, to $9,872,000 for the six months ended December 31, 1998. Revenue generated from ancillary services increased $97,000, while revenue from room charges increased $121,000 when compared to the same period last year. The average private room rates for the current period aggregated $116 per patient day compared to $114 per patient day for the same period last year. Private census has decreased from 80,598 patient days for the six months ended December 31, 1997, to 79,809 patient days for the period ended December 31, 1998.

       Net revenues for Medicare have increased from $4,695,000 for the six months ended December 31, 1997 to $5,452,000 for the six months ended December 31, 1998, an increase of $757,000 or 16.1%. The Medicare census has increased from 17,846 patient days for the six months ended December 31, 1997 to 21,703 patient days for the six months ended December 31, 1998. The average Medicare reimbursement rate has decreased approximately $19 per patient day when compared to the same six month period last year. The decrease in the reimbursement rate is the direct result of the implementation of the new PPS reimbursement program previously discussed. The Companies are closely monitoring the cost associated with providing service to Medicare qualified residents in an effort to offset any decrease in the Medicare reimbursement program.
The Companies have reduced the cost of drugs provided to the Medicare residents from an average of $37 per patient day for the six month period ended December 31, 1997 to an average of $12 per patient day for the six month period ended December 31, 1998. In addition to the decrease in drug costs, the Companies were able to decrease the average cost of therapy by $22 per patient day.

       Medicaid revenue has increased from $750,000 to $812,000 when compared to the same period last year. The facilities have received an increase in the Medicaid reimbursement rate of approximately 3%, effective July 1, 1998. The Medicaid census has increased from 11,027 patient days for the six months ended December 31, 1997 to 11,337 patient days for the six months ended December 31, 1998.

       The facilities have an average occupancy rate of 78.7% for the current six month period, compared to 87.2% for the same period last year. The East Peoria facility is the only facility which continues to have an occupancy level significantly lower than the other five locations. Management is of the opinion that this trend will continue. The Alton facility reflects a decline in occupancy level as a result of a 60 bed addition which was opened during January 1998. The Galesburg facility reflects a decline in occupancy level as a result of a 60 bed addition that was opened October 9, 1998. Due to uncertainties presented by the effects of PPS on occupancy and current market conditions, management is unable to forecast when occupancy at the Alton and Galesburg facilities will return to pre-expansion levels. The occupancy level of the facilities for the six months ended December 31, 1998 and 1997 are as follows:



                                   DECEMBER 31

                             1998              1997
Swansea                      97.2              98.7
Galesburg                    65.1              80.9
Moline                       93.2              94.3
Alton                        80.2              97.5
Peoria                       81.4              91.0
East Peoria                  59.6              62.2

AVERAGE                      78.7              87.2

       Facility operating expenses increased to $11,077,000 (or $98.16 per patient day) for the current six month period ended December 31, 1998, from $10,497,000 (or $95.89 per patient day) for the six months ended December 31, 1997.

       Administrative expenses have increased $95,000 when compared to the same period last year. The majority of the increase can be accounted for by the increase in wages, telephone and advertising for new employees.

       The cost of employee benefits has increased $120,000 when compared to the same six month period last year. The majority of the increase can be accounted for by a $27,000 increase in sick, holiday and vacation pay and a $61,000 increase in payroll taxes. The balance of the increase was the result of an increase in the cost of workers' compensation insurance.

       Dietary expenses have increased approximately $91,000 when compared to the same period last year. The increase in labor costs aggregated $58,000, with the balance of the increase caused by the increase in food costs.

       Nursing costs increased from $3,712,000 for the six months ended December 31, 1997 to $4,490,000 for the six months ended December 31, 1998, an increase of $778,000 or 20.9%. All of the increase can be accounted for by the increase in wages. Included in the increase in wages is approximately $200,000 resulting from additional staff hired to monitor effectively the reporting requirements under the new PPS reimbursement program for Medicare residents previously discussed.
Labor costs continue to increase due to the increased pressure on the availability of qualified personnel. Management is of the opinion that this employment trend will continue as long as the economy remains strong. The Companies continue to monitor labor cost closely since it accounts for the major portion of the operating cost of the facilities. The Companies will attempt to adjust daily room rates to offset the increase in costs, while at the same time remaining competitive in the market place.

       Ancillary service costs have decreased approximately $633,000 when compared to the same six month period last year. The decrease in costs is the direct result of the reduction in therapy and drug costs brought about by reduction in ancillary services provided to the Medicare qualified residents under the new PPS guidelines.

       Plant utilities and maintenance have increased $48,000 when compared to the same six month period last year. The cost of utilities has increased $42,000, with the remainder of the increase a result of the increase in the cost of disposing of medical waste. The utility increase is the direct result of the 60 bed additions to the Alton and Galesburg facilities previously discussed.

       Housekeeping and laundry costs increased $109,000, compared to the same six month period last year. Labor costs increased $99,000, while the cost of supplies increased $10,000 when compared to the same period last year.

       Social Services and Activities costs have decreased $28,000 when compared to the same period last year. The decrease is the result of the decrease in labor costs for these departments.

       Rent, base management fees, and the Illinois Medicaid Assessments have increased when compared to the same period last year as a result of the opening of the 60 bed additions to the Alton and Galesburg facilities. In each case rent is paid to an affiliated company, Alton Real Estate II, L.L.C. and Galesburg Real Estate II, L.L.C., respectively, which companies are not parties to the bond documents.

       Incentive management fees have decreased when compared to the same period last year because of losses generated by the low occupancy at the East Peoria facility which was previously discussed.

       Interest income has decreased $42,000 when compared to the same period last year as a result of the decrease in the notes receivable outstanding during the six month period from the affiliated company, Rosewood Care Center Holding Co.

       Interest expense decreased $70,000 when compared to the same period last year. The decrease is the result of the decrease in the long term debt from $26,186,000 on December 31, 1997 to $24,188,000 as of December 31, 1998.

       The Facility Companies file a consolidated income tax return with their parent company, Rosewood Care Center Holding Co. The income of the Real Estate Companies is taxed at the individual shareholder level, as each real estate company is an S corporation. The amount reflected as income taxes is the facility companies' portion of federal and state taxes calculated for the six months ended December 31, 1998 and 1997, on an annualized basis.


       Liquidity and Capital Resources
       -------------------------------

       As of December 31, 1998, the Companies had approximately $2,082,000 in cash and cash equivalents and net working capital of approximately $493,000. There was a net decrease in cash of $784,000 since June 30, 1998. For the six months ended December 31, 1998, net cash provided by operations was $1,486,000. Net cash from investing activities was $912,000 of which $1,080,000 was received from Rosewood Care Center Holding Co. as payment on notes due from the affiliated company and $168,000 was used by the Companies for the purchase of personal property and equipment used in the operations of the facilities. The maturity date of the notes due from Rosewood Care Center Holding Co. was extended from December 31, 1999 to December 31, 2000. Net cash used in financing activities aggregated $3,182,000 of which $1,373,000 was used to retire debt and $1,809,000 was used for the payment of dividends. The Companies believe they have adequate capital for operations and replacements for the coming year and the foreseeable future.

       Accounts receivable from private paying patients increased to $1,586,000 as of December 31, 1998, compared to $1,352,000 as of June 30, 1998. Accounts receivable from third party payers decreased to $2,411,000 as of December 31, 1998, compared to $2,766,000 as of June 30, 1998. $118,000 of this amount is due from Medicare for unsettled cost reports through December 31, 1998 which are subject to audit.

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

       The Companies had no open lines of credit with any financial institution as of December 31, 1998.

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

Part II  Other Information
--------------------------

Item 1.  Legal Proceedings.

       There were no material developments with respect to legal proceedings during the quarter ended December 31, 1998.

Item 2.  Changes in Securities.

       Not applicable.

Item 3.  Defaults Upon Senior Securities.

       None.

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

Item 5.  Other Information.

       The Sun Bank Letter of Credit funding the Debt Service Reserve Fund expired December 6, 1998 and was renewed for another one year term, expiring December 6, 1999.

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

       (a)  See Index to Exhibits on Page 39.

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


                              ROSEWOOD CARE CENTERS CAPITAL
                              FUNDING CORPORATION, Registrant




Dated:  February 11, 1999     By:   /s/ Larry Vander Maten
                                    ----------------------------------

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


                                    ROSEWOOD CARE CENTER, INC. OF
                                    SWANSEA, Registrant


Dated:  February 11, 1999           By:   /s/ Larry Vander Maten
                                          ----------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    GALESBURG, Registrant



Dated:  February 11, 1999           By:   /s/ Larry Vander Maten
                                          ----------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    PEORIA, Registrant



Dated:  February 11, 1999           By:   /s/ Larry Vander Maten
                                          ----------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    EAST PEORIA, Registrant




Dated:  February 11, 1999           By:   /s/ Larry Vander Maten
                                          ----------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ROSEWOOD CARE CENTER, INC. OF
                                    ALTON, Registrant



Dated:  February 11, 1999           By:   /s/ Larry Vander Maten
                                          ----------------------------

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


                                    ROSEWOOD CARE CENTER, INC. OF
                                    MOLINE, Registrant



Dated:  February 11, 1999           By:   /s/ Larry Vander Maten
                                          ----------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SWANSEA REAL ESTATE, INC.,
                                    Registrant



Dated:  February 11, 1999           By:   /s/ Larry Vander Maten
                                          --------------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal and Executive Officer
                                          and Principal Financial
                                          and Accounting Officer

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GALESBURG REAL ESTATE, INC.,
                                    Registrant




Dated:  February 11, 1999           By:   /s/ Larry Vander Maten
                                          ----------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PEORIA REAL ESTATE, INC., Registrant




Dated:  February 11, 1999           By:   /s/ Larry Vander Maten
                                          ----------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EAST PEORIA REAL ESTATE, INC.,
                                    Registrant




Dated:  February 11, 1999           By:   /s/ Larry Vander Maten
                                          ----------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALTON REAL ESTATE, INC., Registrant



Dated:  February 11, 1999           By:   /s/ Larry Vander Maten
                                          ---------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MOLINE REAL ESTATE, INC., Registrant




Dated:  February 11, 1999           By:   /s/ Larry Vander Maten
                                          ---------------------------
                                          Larry Vander Maten
                                          President and Director
                                          (Principal Executive Officer
                                          and Principal Financial
                                          and Accounting Officer)

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

10.21 Reference is made to the Consultant Services Agreement between Rosewood Therapy Services, Inc. and Rosewood Care Center, Inc. of Alton (Revised) filed on November 12, 1998 as Exhibit 10.21 of the Form 10-Q of the Registrants (Additional Consultant Services Agreements listed on the Schedule).

10.22  Renewal of the Letter of Credit filed on February 11, 1994 as
       Exhibit 10.15 on the Form 10-Q of the Registrants.

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