Form 10-Q
period 1999-03-31
ROSEWOOD CARE CENTERS CAPITAL FUNDING CORP; ROSEWOOD CARE CENTER INC OF SWANSEA; ROSEWOOD CARE CENTER INC OF GALESBURG; ROSEWOOD CARE CENTER INC OF EAST PEORIA; ROSEWOOD CARE CENTER INC OF PEORIA; ROSEWOOD CARE CENTER INC OF ALTON; ROSEWOOD CARE CENTER INC OF MOLINE; SWANSEA REAL ESTATE INC; GALESBURG REAL ESTATE INC; EAST PEORIA REAL ESTATE INC
filed 1999-05-13
CIK 909110, 909113, 909114, 909115, 909116, 909117, 909118, 909120, 909121, 909122

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)
  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999
                                 OR
  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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

     Certain information called for on Item 6 of Part II of this Form 10-Q is incorporated by reference to Registrants' Registration Statement (No. 33-65948) dated July 13, 1993 which was declared effective October 14, 1993, Registrants' Form 10-Q filed November 29, 1993, Registrants' Form 10-Q filed February 11, 1994, Registrants' Form 10-K filed September 28, 1994, Registrants' Form 10-Q filed February 14, 1995, Registrants' Form 10-Q filed May 15, 1995, Registrants' Form 10-Q filed February 13, 1996, Registrants' Form 10-Q filed May 14, 1996, Registrants' Form 10-K filed September 26, 1996, Registrants' Form 10-Q filed November 13, 1996, Registrants' Form 10-Q filed November 12, 1997, Registrants' Form 10-Q filed February 11, 1998, Registrants' Form 10-Q filed November 12, 1998 and Registrants' Form 10-Q filed February 12, 1999.

     Index to Exhibits is on Page 41.

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
          Peoria Real Estate, Inc.
          Alton Real Estate, Inc.
          Moline Real Estate, Inc.
             Combined Balance Sheet                                   8
             Combined Statement of Operations                        10
             Combined Statement of Cash Flows                        11
             Notes to Combined Financial Statements                  12

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        14

Part II  Other Information
--------------------------

Item 1.   Legal Proceedings                                          26
Item 2.   Changes in Securities                                      26
Item 3.   Defaults Upon Senior Securities                            26
Item 4.   Submission of Matters to a Vote of Security Holders        26
Item 5.   Other Information                                          26
Item 6.   Exhibits and Reports on Form 8-K                           26



Index to Exhibits                                                    41
-----------------

Signatures                                                           28
----------

Part I  Financial Information
        ---------------------

Item 1. Financial Statements

          ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                            BALANCE SHEET

                        (Dollars in Thousands)

                             (Unaudited)
                                                 June 30,     March 31,
                                                   1998         1999
                                                 --------     ---------
                             Assets
                             ------

Cash                                              $   262      $   262
Mortgage notes receivable, Rosewood Companies      25,561       23,842
                                                  -------      -------

                                                  $25,823      $24,104
                                                  =======      =======



            Liabilities and Stockholders' Equity
            ------------------------------------

First mortgage redeemable bonds                   $25,666      $23,958
Accrued interest                                      156          145

Stockholders' equity:
   Common stock, $1 par value
      Authorized - 30,000 shares
      Issued and outstanding - 500 shares,
         at issue price                                 1            1

   Retained earnings                                    -            -
                                                  -------      -------
                                                  $25,823      $24,104
                                                  =======      =======

The accompanying notes are an integral part of this financial statement.

         ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                      STATEMENT OF OPERATIONS

                       (Dollars in Thousands)

                            (Unaudited)
                                Three Months             Nine Months
                                    Ended                   Ended
                                  March 31,               March 31,
                                -------------         ----------------
                                1998     1999          1998      1999
                                ----     ----          ----      ----
Interest Income                 $473     $436         $1,456    $1,348

Interest expense                 473      436         $1,456    $1,348
                                ----     ----         ------    ------

Net Income                      $  0     $  0         $    0    $    0
                                ====     ====         ======    ======

The accompanying notes are an integral part of this financial statement.

                 ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                               STATEMENT OF CASH FLOWS

                               (Dollars in Thousands)

                                    (Unaudited)

                                                Three Months           Nine Months
                                                   Ended                  Ended
                                                 March 31,              March 31,
                                              --------------       ------------------
                                               1998     1999         1998       1999
                                               ----     ----         ----       ----
Cash flow from operating activities:
   Net income                                 $   0    $   0       $     0    $     0
   Decrease in accrued interest receivable        0        0           167          0
   Increase (decrease) in accrued interest       (2)      (3)          (10)       (11)
                                              -----    -----       -------    -------
Net cash provided by operating activities        (2)      (3)          157        (11)
                                              -----    -----       -------    -------

Cash flow from investing activities:
   Collections on notes receivable              310      346         1,705      1,719
                                              -----    -----       -------    -------
Net cash used by investing activities           310      346         1,705      1,719
                                              -----    -----       -------    -------

Cash flow from financing operations:
   Reduction of redeemable bonds               (308)    (344)       (1,601)    (1,708)
                                              -----    -----       -------    -------
Net cash provided by financing                 (308)    (344)       (1,601)    (1,708)
                                              -----    -----       -------    -------

Net increase (decrease) in cash                   0        1           261          0
Cash, beginning                                 262      263             1        262
                                              -----    -----       -------    -------
Cash, ending                                    262      262           262        262
                                              =====    =====       =======    =======

Cash paid for interest                        $ 473    $ 447       $ 1,456    $ 1,359
                                              =====    =====       =======    =======

      The accompanying notes are an integral part of this financial statement.

         ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

                   NOTES TO FINANCIAL STATEMENTS


1.   Interim Financial Statements
     ----------------------------

     In the opinion of the Company, these unaudited financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 1998, and March 31, 1999, and the results of its operations and its cash flows for the three month and the nine month periods ended March 31, 1999 and 1998. Such adjustments were of a normal recurring nature.

     The results of operations for the nine months ended March 31, 1999, and 1998 are not necessarily indicative of the results for the full year.

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

                                ROSEWOOD CARE CENTER
                    FACILITY COMPANIES AND REAL ESTATE COMPANIES

                               COMBINED BALANCE SHEETS

                               (Dollars in Thousands)

                                     (Unaudited)

                                                                    June 30,   March 31,
                                                                      1998       1999
                                                                    --------   ---------
                                  Assets
                                  ------
Current assets:
   Cash                                                             $ 2,866     $ 1,478
   Accounts receivable - residents, net of allowance
      for doubtful accounts of $168 and $171,
      respectively                                                    1,352       1,422
   Accounts receivable - third party payor                            2,766       2,540
   Due from affiliates                                                  327         -0-
   Interest receivable                                                  282         346
   Prepaid insurance and other prepaids                                  44         115
   Deferred income tax benefits                                          52          52
                                                                    -------     -------
         Total current assets                                         7,689       5,953
                                                                    -------     -------

Property, plant and equipment:
   Land                                                                 943         943
   Site improvements                                                  2,140       2,143
   Building                                                          17,830      17,830
   Equipment                                                          3,962       4,061
   Leasehold improvements                                               389         482
                                                                    -------     -------
                                                                     25,264      25,459
   Less accumulated depreciation                                      8,282       8,924
                                                                    -------     -------
                                                                     16,982      16,535
                                                                    -------     -------

Other assets:
   Notes receivable from Rosewood Care Center
      Holding Company                                                 6,910       6,028
Amortizable Costs, Net                                                  840         749
                                                                    -------     -------
                                                                      7,750       6,777
                                                                    -------     -------
                                                                    $32,421     $29,265
                                                                    =======     =======

      The accompanying notes are an integral part of these financial statements.







                        ROSEWOOD CARE CENTER
            FACILITY COMPANIES AND REAL ESTATE COMPANIES

                      COMBINED BALANCE SHEETS

                       (Dollars in Thousands)

                            (Unaudited)

                                                    June 30,   March 31,
                                                      1998       1999
                                                    --------   ---------
         Liabilities and Stockholders' Equity
         ------------------------------------

Current liabilities:
   Current portion of long-term debt                $ 2,071     $ 2,186

   Accounts payable - trade                           2,144       1,133
   Accrued expenses:
      Salaries and payroll taxes                        576         493
      Vacation and employee fringes                     257         250
      Real estate taxes                                 471         544
      Accrued interest                                  -0-         -0-
      Accrued Rent                                       43          32
      Management fees - affiliate                       599         417
      Income taxes                                        4         -0-
   Dividends payable                                    801         778
                                                    -------     -------
         Total current liabilities                    6,966       5,833
                                                    -------     -------

Long-term debt:
   Notes payable - Rosewood Care Center
      Capital Funding Corporation                    25,561      23,842
                                                    -------     -------
                                                     25,561      23,842
   Less current maturities                            2,071       2,186
                                                    -------     -------
                                                     23,490      21,656
                                                    -------     -------

Stockholders' equity:
   Common stock                                          65          65
   Paid-in capital                                      481         481
   Retained earnings                                  1,419       1,230
                                                    -------     -------
                                                      1,965       1,776
                                                    -------     -------
                                                    $32,421     $29,265
                                                    =======     =======

The accompanying notes are an integral part of these financial statements.

                                  ROSEWOOD CARE CENTER
                      FACILITY COMPANIES AND REAL ESTATE COMPANIES

                 COMBINED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                 (Dollars in Thousands)
                                       (Unaudited)
                                                       Three Months            Nine Months
                                                          Ended                   Ended
                                                        March 31,               March 31,
                                                       ------------            -----------
                                                    1998        1999        1998        1999
                                                    ----        ----        ----        ----
Patient service revenue:
   Private                                         $4,792      $4,957     $14,446     $14,829
   Medicare                                         2,564       2,881       7,259       8,333
   Medicaid                                           380         384       1,130       1,196
   Other patient revenues, net of expenses             89          34         233         122
                                                   ------      ------     -------     -------
                                                    7,825       8,256      23,068      24,480
                                                   ------      ------     -------     -------
Operating expenses:
   Facility expenses:
      Administrative expense                          270         502         793       1,120
      Employee fringe benefits                        522         616       1,505       1,719
      Dietary                                         504         541       1,483       1,611
      Nursing                                       1,964       2,349       5,676       6,839
      Ancillary services                            1,663       1,068       4,517       3,289
      Plant utilities and maintenance                 282         304         879         949
      Housekeeping and laundry                        257         292         748         892
      Social services and activities                  192          63         550         393
                                                   ------      ------     -------     -------
                                                    5,654       5,735      16,151      16,812
                                                   ------      ------     -------     -------
         Income after facility expenses             2,171       2,521       6,917       7,668
                                                   ------      ------     -------     -------

   Nonfacility expenses:
      Real estate taxes                               143         165         421         462
      Rent                                             43         217          43         537
      Base management fees                            209         232         605         677
      Illinois Medicaid assessments                   105         114         302         336
   Depreciation and amortization                      247         227         779         733
                                                   ------      ------     -------     -------
                                                      747         955       2,150       2,745
                                                   ------      ------     -------     -------
         Income before incentives                   1,424       1,566       4,767       4,923
                                                   ------      ------     -------     -------

   Incentive management fees                         (308)       (402)     (1,205)     (1,240)
   Officers' bonuses                                    -           -           -          -
                                                   ------      ------     -------     -------
         Income from operations                     1,116       1,164       3,562       3,683
                                                   ------      ------     -------     -------

Other income (expense):
   Interest income                                    157         123         494         418
   Interest expense                                  (474)       (436)     (1,457)     (1,349)
                                                   ------      ------     -------     -------
                                                     (317)       (313)       (963)       (931)
                                                   ------      ------     -------     -------
Income before income taxes                            799         851       2,599       2,752
Income tax expense                                    (52)        (63)       (206)       (218)
                                                   ------      ------     -------     -------
Net income                                            747         788       2,393       2,534
Retained earnings, beginning                        1,422       1,220       1,388       1,419
Dividends declared                                   (747)       (778)     (2,359)     (2,723)
                                                   ------      ------     -------     -------
Retained earnings, ending                          $1,422      $1,230     $ 1,422     $ 1,230
                                                   ======      ======     =======     =======

       The accompanying notes are an integral part of these financial statements.


                                  ROSEWOOD CARE CENTER
                      FACILITY COMPANIES AND REAL ESTATE COMPANIES

                            COMBINED STATEMENTS OF CASH FLOWS

                                 (Dollars in Thousands)

                                       (Unaudited)
                                                      Three Months             Nine Months
                                                         Ended                   Ended
                                                       March 31,                March 31,
                                                      ------------             -----------
                                                    1998        1999        1998        1999
                                                    ----        ----        ----        ----
Cash flow from operating activities:
   Net income                                     $   748     $   787     $ 2,394     $ 2,534
   Adjustments:
      Depreciation                                    217         198         685         642
      Amortization                                     31          30          95          91
      Decrease (increase) in:
         Accounts receivable - residents               10         164        (278)        (70)
         Accounts receivable - third party payors     476        (129)      1,354         226
         Other receivables and prepaids               252        (127)       (191)        192
      Increase (decrease) in:
         Accounts payable - trade                     120         145          13      (1,011)
         Accrued salaries, taxes and fringes          (54)        (85)         17         (90)
      Accrued real estate taxes                       113         111          54          73
         Accrued management fees                     (152)       (168)         54        (182)
      Other payables and accruals                      (7)        (22)       (129)        (15)
                                                  -------     -------     -------     -------
   Net cash provided by operating activities        1,754         904       4,068       2,390
                                                  -------     -------     -------     -------
Cash flow from investing activities:
         Purchase of property and equipment           (73)        (27)       (135)       (195)
         Loans and deposits with affiliate             81        (198)        898          82
                                                  -------     -------     -------     -------
   Net cash (provided) by investing activities          8        (225)        763         687
                                                  -------     -------     -------     -------
Cash flow from financing activities:
         Reduction of long-term debt                 (311)       (346)     (1,706)     (1,719)
         Dividends paid                              (823)       (937)     (2,155)     (2,746)
                                                  -------     -------     -------     -------
   Net cash (used) by financing activities         (1,134)     (1,283)     (3,861)     (4,465)
                                                  -------     -------     -------     -------
Net increase (decrease) in cash                       628        (604)        970      (1,388)
Cash, beginning                                     2,662       2,082       2,320       2,866
                                                  -------     -------     -------     -------
Cash, ending                                      $ 3,290     $ 1,478     $ 3,290     $ 1,478
                                                  =======     =======     =======     =======
Cash paid for:
   Interest                                       $   473     $   437     $ 1,623     $ 1,349
                                                  =======     =======     =======     =======
   Income taxes                                   $    95     $    58     $   249     $   165
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

                        ROSEWOOD CARE CENTER
            FACILITY COMPANIES AND REAL ESTATE COMPANIES

               NOTES TO COMBINED FINANCIAL STATEMENTS


1. Interim Financial Statements
   ----------------------------

   In the opinion of the Companies, these unaudited combined financial statements include all adjustments necessary for a fair presentation of their financial position as of June 30, 1998 and March 31, 1999, and the results of their operations and their cash flows for the three and nine month periods ended March 31, 1999 and 1998. Such adjustments were of a normal recurring nature.

   The results of operations for the nine month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results for the full years.

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

4. Dividends
   ---------

   Dividends in the amount of $2,723,000 were declared during the nine months ended March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


ROSEWOOD CARE CENTERS CAPITAL FUNDING CORPORATION

     The Corporation is a pass through entity. Interest income and expenses offset, resulting in no income or loss.


THE COMBINED FACILITY COMPANIES AND REAL ESTATE COMPANIES

          THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH
                 THREE MONTHS ENDED MARCH 31, 1998

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

     Overview
     ---------

     The Companies' operating strategy focuses on the average daily rate as well as on occupancy levels in order to maximize revenues from the facilities. The Companies principally market their services to private paying patients. Revenues from this market continued to grow in 1999. The facility in East Peoria, where occupancy has stagnated due to administrative turnover and operational difficulties, has underperformed. This result may continue into the next fiscal year.

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

     PPS requires significant additional documentation and reporting regarding patient care in accordance with resource utilization group
(RUGs) categories. The Companies do not expect to expend material amounts on systems software and personnel to handle this additional compliance since these costs are being paid for by the affiliated management company. However, the Companies have hired additional administrative and nursing personnel at the facilities as necessary for the additional patient care record keeping requirements mandated by PPS.

     The Companies are analyzing their 1995 facility rates and the acuity level of the Medicare patients in the facilities. Based on this analysis, the Companies are attempting to implement changes to lower the cost of providing services to their Medicare residents. To date, although the per diem under PPS has decreased, the Companies have experienced increased Medicare revenues under PPS. The Companies' ability to reduce costs and still provide quality patient care in the PPS environment is due primarily to management's decision during fiscal 1997 and 1998 to bring therapy services in-house and to negotiate significant cost-savings with the company that provides prescription drugs to the patients at the facilities.

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

     The cost reports for the fiscal years ended June 30, 1997 and 1998 have not been audited by the intermediary and are still subject to audit at some time in the future.

     In general, the long term skilled nursing care industry is struggling with the new regulatory environment. Skilled nursing facilities are paid a single per diem, "all inclusive" rate per patient which must cover most of the care needed by each patient, regardless of any patient's individual acuity or need for ancillary therapies and other services. This new payment system is forcing all long term care providers to alter operations in order to reduce costs and still provide appropriate patient care. The projected reduction over five years in payments made by Medicare under PPS for long term care has been revised by the Congressional Budget Office from $9.5 billion to $16 billion. This is evidence that the method of determining the PPS rates is cutting much deeper into the long term care industry's revenues than previously anticipated.

     Although President Clinton's fiscal 2000 budget proposal, released in February 1999, included additional Medicare reductions of approximately $10 billion over the next five years, the recently completed House and Senate Budget committee proposals did not include any additional reductions, but instead proposed certain increases in Medicare spending. It is anticipated that these differing positions will be the subject of negotiations. A final budget agreement is not anticipated until September 1999. Several proposals are under discussion that would provide some relief from the negative impact to long term care providers of PPS, particularly those with a high acuity mix of patients. The most significant proposal appears to be one which would allow payments for drugs, respiratory therapy and lab tests, in addition to the PPS per diem. HCFA is currently reevaluating the issue of potential refinements to the resource utilization group (RUGs) categories to appropriately compensate long term care providers for many of the non-therapy ancillary services at the high acuity end of the patient care spectrum. HCFA has indicated that this review will probably last until the end of 1999.

     The Illinois Department of Public Health ("IDPH") and other agencies with whom the IDPH contracts to assist it in its reviews and investigations, conduct annual licensure surveys and other periodic inspections and investigations, continually assessing the facilities for compliance. Compliance with the state licensing regulations is a prerequisite for the operation of the facilities and for participation in government sponsored health care programs such as Medicaid and Medicare. Any of these on-going investigations, if determined adversely to the Companies, could have an impact on the continued participation of one or more of the facilities in the Medicare and Medicaid programs.

     As part of the new regulatory environment, Congress has increased allocations for enforcement budgets, resulting in stepped up investigations for fraud and abuse. Both the Office of the Inspector General (OIG) and the Department of Justice are devoting significant resources to investigations of long term care providers. Announced priorities of the OIG for fiscal 1999 include: oversight and certification processes for long term care facilities; resident abuse at long term care facilities; therapy and ancillary services utilization at skilled nursing facilities; and physician practices with excessive nursing home visits and billings. Fraudulent billing and patient rights issues are priority areas announced by the Department of Justice. The Department of Justice contemplates a special litigation section to enforce the Civil Rights of Institutionalized Persons and the creation of a special criminal section to enforce violations of patients' civil rights by nursing home operators. In addition, the Department of Justice has announced the creation of a nursing home work group to address abuse and civil rights issues for nursing home residents. Federal and state regulators have also intensified their quality of care reviews of skilled nursing facilities. A finding of poor quality of care in nursing homes may result in a nursing home's being charged with fraud under the False Claims Act. Differences in interpretation of billing practices or allocations have also recently resulted in long term care providers being charged with fraud and abuse. In 1998, two major long term care providers announced they are targets of fraud and abuse investigations relating to alleged billing abuses. In the first calendar quarter of 1999, a third major long term care provider announced that it is also the target of a similar investigation.

     New initiatives announced by President Clinton increase licensure surveys of nursing homes, as well as sanctions and fines for deficient facilities. There is also a push in Congress to legislate increased standards for long term care facilities. HCFA recently announced the publication of a "quality report card" of all nursing homes in the United States.

     A new federal law, The Nursing Home Resident Protection Amendments of 1999, was recently enacted which provides certain rights for persons who are residents of a long term care facility which participates in the Medicaid program but subsequently decides to withdraw voluntarily from the Medicaid program. If a facility withdraws from Medicaid, a person who was a resident of that facility, at the date the new law went into effect, must be allowed to stay in the facility as a Medicaid recipient. This applies even to a resident who was not receiving services paid for by Medicaid at the effective date of the new law. Residents admitted to the facility after the effective date of the new law must be provided certain information advising them of the risk that the facility could decide to withdraw from the Medicaid program and transfer the resident if the resident is receiving services paid by Medicaid at that time. Failure to provide this information obligates the facility to continue to provide care to the resident. The application of this law to facilities with "distinct part" Medicaid participation is unclear. All of the Companies participate in the Medicaid program under the "distinct part" certification for only a limited number of beds at each facility. Under Illinois law regarding "distinct part" certification, Medicaid will only pay for services to a resident in a specific bed which has been identified by the provider to Medicaid. The effect of the new federal law may be to increase the number of Medicaid residents at a facility, leaving fewer beds for private paying and Medicare patients. The Companies are assessing whether there is a material risk that the facilities could be required to accommodate significantly increased numbers of Medicaid residents at the facilities as a result of the new law and, if so, whether to reevaluate their continued participation in the Medicaid program.

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

     Investigation of readiness of all mechanical systems and other equipment in the Companies' facilities has progressed and equipment upgrades and readiness are continuing over the course of the year. The Companies believe their internal accounting and patient management systems will not be materially disrupted or adversely affected by the Y2K problem because of software upgrades. Internal software and hardware systems have undergone extensive upgrading in the last two years, in part to address the Y2K issues. The Companies will not be making any significant expenditures for computer equipment or software upgrades, since the cost is being paid for by the affiliated management company.

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

     The Companies receive substantial payments from insurance companies and Federal and State agencies. The Y2K readiness of individual insurance companies is not uniform. The United States Government General Accounting Office (GAO) has reported that both HCFA and certain fiscal intermediaries, the entities that make Medicare payments on behalf of the government, may be significantly behind schedule in making systems Year 2000 compliant.

According to the Office of Management and Budget (OMB), as of November 1998, HCFA had tested less than 10% of its external systems. The Senate Special Committee on Y2K has noted that none of the HCFA Medicare systems were Y2K compliant as of February 24, 1999. However, HCFA reported that 91% of its systems were Y2K compliant as of March 15, 1999 and HCFA has previously stated that its internal goal was to have all systems Y2K compliant as of March 31, 1999. Accordingly, the Companies can not make any assurances that these third party payors will be in compliance by January 1, 2000, and if they are not, there would be a significant impact on the Companies' cash flow. Since under the terms of the bond documents, the Companies are not allowed additional borrowings, they have not established any lines of credit and currently have no other contingency plans in place to normalize cash flow in the event of a significant disruption of payments from third party payors.

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

     The Companies also face the possibility of litigation arising from errors to patient records or interruptions to patient care caused by equipment failure, power failure or other Y2K problems.

     Operating Results
     -----------------

     Net revenues have increased to $8,256,000 for the three months ended March 31, 1999 from $7,825,000 for the three months ended March 31, 1998, an increase of $431,000 or 5.5%. Private revenues have increased $165,000 from $4,792,000 for the three months ended March 31, 1998 to $4,957,000 for the three months ended March 31, 1999. Revenue generated from ancillary services for private paying patients decreased $53,000, while revenue from room charges increased $218,000 when compared to the same three month period last year. Effective March 1, 1999, the Companies discontinued billing the private paying residents for drugs. The drugs are billed directly to the residents by a non-related third party vendor, which accounts for the $53,000 decrease in ancillary revenue when compared to the same three month period last year. It should be noted that there was a corresponding decrease in ancillary expense for the cost of the drugs for private residents since the drugs were billed to the residents at the Companies' cost. Private census has increased from 39,636 patient days for 1998 to 39,650 patient days for the current three month period ended March 31, 1999.

     Net revenues for Medicare increased from $2,564,000 for the three months ended March 31, 1998 to $2,881,000 for the three months ended March 31, 1999, an increase of $317,000 or 12.4%. The Medicare census has increased to 11,503 patient days from 9,384 patient days for the same period last year. The average Medicare reimbursement rate has decreased approximately $25 per patient day when compared to the same three month period last year. The decrease in the reimbursement rate is the direct result of the implementation of the new PPS reimbursement program previously discussed. The Companies are closely monitoring the cost associated with providing service to Medicare qualified residents in an effort to offset the decrease in the Medicare reimbursement program. The Companies have reduced the cost of therapy and drugs provided to Medicare residents.

     Medicaid revenue has increased from $380,000 to $384,000 when compared to the same three month period last year. The Medicaid census has increased from 5,505 patient days for the three months ended March 31, 1998 to 5,511 patient days for the three months ended March 31, 1999.

     The facilities have an average occupancy rate of 77.6% for the three months ended March 31, 1999, compared to 84.1% for the same period last year. The East Peoria facility is the only facility which continues to have an occupancy level significantly lower than the other five locations. Management is of the opinion that this trend will continue. The Alton facility reflects a decline in occupancy level as a result of a 60 bed addition which was opened during January 1998. The Galesburg facility reflects a decline in occupancy level as a result of a 60 bed addition that was opened October 9, 1998. Due to uncertainties presented by the effects of PPS on occupancy and current market conditions, management is unable to forecast when occupancy at the Alton and Galesburg facilities will return to pre-expansion levels. The occupancy level of the facilities for the three months ended March 31, 1999 and 1998 are as follows:

                                                       MARCH 31

                                                  1999           1998
Swansea                                           97.2           98.1
Galesburg                                         56.4           84.5
Moline                                            90.5           90.6
Alton                                             83.1           78.4
Peoria                                            85.5           90.8
East Peoria                                       62.9           65.0

AVERAGE                                           77.6           84.1

     The decrease in the other patient revenue net of expenses can be accounted for by the change in the contract the Companies have with an unrelated third party vendor providing pharmacy services to the residents. As previously discussed, effective March 1, 1999, the Companies no longer bill private paying residents for drugs. In prior years the Companies retained a portion of the drug charges as compensation for performing the billing and collecting for pharmacy charges. Due to the discontinuance of billings for private drugs, effective March 1, 1999, and the negotiated fixed rate for drugs supplied to Medicare residents, effective July 1, 1998, the Companies have realized a reduction in other patient revenue of $55,000 when compared to the same three month period last year.

     Facility operating expenses were $5,735,000 (or $101.21 per patient day) for the current three month period ended March 31, 1999, compared to $5,654,000 (or $103.70 per patient day) for the three months ended March 31, 1998, a decrease of $2.49 per patient day.

     The Company has reclassified certain expenses from the social service and activities designation to the administrative expenses cost center. Total expenses for administrative, social service and activities increased from

$462,000 for the three months ended March 31, 1998 to $565,000 for the three months ended March 31, 1999, an increase of $103,000 or 22%. The increase is due to an $8,000 increase in employee want ads, a $16,000 increase in new employee orientation and training, a $17,000 increase in professional fees and a $47,000 increase in wages. The increase in wages is a direct result of the increase in expense associated with admissions activities and the implementation of the PPS Medicare reimbursement system. The $15,000 balance of the increase is inflationary increases in the other expenses comprising the administrative, social services and activities category.

     The cost of employee fringe benefits has increased from $522,000 for the three months ended March 31, 1998 to $616,000 for the three months ended March 31, 1999. The increase aggregating $94,000 can be accounted for by a $43,000 increase in payroll taxes and a $48,000 increase in holiday and vacation pay. The addition of 60 beds at each of the Alton and Galesburg facilities has increased the total payroll, and the resulting payroll taxes, for those facilities. The remainder of the increase of $3,000 can be accounted for by inflationary factors.

     Dietary expenses have increased approximately $37,000 when compared to the same three month period last year. Wages have increased approximately $16,000 while the cost of food and supplies has increased $21,000 when compared to the same three month period last year.

     Nursing costs increased from $1,964,000 for the three months ended March 31, 1998 to $2,349,000 for the three months ended March 31, 1999, an increase of $385,000 or 19.6%. Wages have increased $474,000, while the cost of supplies has decreased $89,000. Included in the increase in wages is approximately $100,000 resulting from additional staff hired to monitor effectively the reporting requirements under the new PPS reimbursement program for Medicare residents previously discussed.
Labor costs continue to increase due to the increased pressure on the availability of qualified personnel. Management is of the opinion that this employment trend will continue as long as the economy remains strong. The Companies continue to monitor labor cost closely since it accounts for the major portion of the operating cost of the facilities. The Companies will attempt to adjust daily room rates to offset the increase in costs, while at the same time remaining competitive in the market place.

     Ancillary service costs have decreased approximately $595,000 when compared to the same three month period last year. Private drug expense has decreased approximately $53,000 when compared to the same period last year as a result of the change previously discussed concerning drugs for private paying residents. The remainder of the decrease in costs is the direct result of the reduction in therapy and drug costs brought about by utilizing an affiliated therapy company and a reduction in ancillary services provided to the Medicare residents under the PPS guidelines.

     Plant utilities and maintenance for the quarter ended March 31, 1999 aggregated $304,000, compared to the $282,000 expended for the three month period ended March 31, 1998. The majority of the increase can be accounted for by the increase in utility costs associated with the 60 bed addition at Galesburg which opened during October of 1998.

     Housekeeping and laundry costs have increased $35,000 when compared to the same three month period last year. Labor costs have increased $18,000 while the cost of supplies has increased $17,000.

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

     Incentive management fees have increased $94,000 when compared to the same period last year as a result of the increase in income before incentives.

     Interest income has decreased from $157,000 for the three months ended March 31, 1998 to $123,000 for the three months ended March 31, 1999 as a result of the decrease in the notes receivable from the related party Rosewood Care Center Holding Co.

     Interest expense decreased $38,000 when compared to the same three month period last year. The decrease is the result of the decrease in the long term debt of the facility.

           NINE MONTHS ENDED MARCH 31, 1999 COMPARED WITH
                  NINE MONTHS ENDED MARCH 31, 1998

     Operating Results
     -----------------

     Net revenues have increased to $24,480,000 for the nine months ended March 31, 1999 from $23,068,000 for the nine months ended March 31, 1998, an increase of $1,412,000 or 6.1%. Private revenues have increased $383,000 from $14,446,000 for the nine months ended March 31, 1998, to $14,829,000 for the nine months ended March 31, 1999. Revenue generated from ancillary services for private paying patients increased $69,000, while revenue from room charges increased $314,000 when compared to the same period last year. The average private room rate for the current period aggregated $117 per patient day compared to $114 per patient day for the same period last year. As previously discussed, the Companies have discontinued billing private residents for drugs effective March 1, 1999. Even with this change in billing policy, drug charges for the nine months ended March 31, 1999, aggregated $618,000, compared to $588,000 for the nine months ended March 31, 1998, an increase of $30,000 over the same nine month period last year. The $39,000 balance of the increase in ancillary revenue is the result of an increase in therapy services provided to the private paying residents. Private census has decreased from 120,234 patient days for the first nine months of 1998 to 119,459 patient days for the current period ended March 31, 1999.

     Net revenues for Medicare have increased from $7,259,000 for the nine months ended March 31, 1998 to $8,333,000 for the nine months ended March 31, 1999, an increase of $1,074,000 or 14.8%. The Medicare census has increased from 27,230 patient days for the nine months ended March 31, 1998 to 33,206 patient days for the nine months ended March 31, 1999. The average Medicare reimbursement rate has decreased approximately $16 per patient day when compared to the same nine month period last year. The decrease in the reimbursement rate is the direct result of the implementation of the new PPS reimbursement program previously discussed. The Companies are closely monitoring the cost associated with providing service to Medicare qualified residents in an effort to offset the decrease in the Medicare reimbursement program. The Companies have reduced the cost of therapy and drugs provided to the Medicare residents by more than the corresponding decrease in the Medicare reimbursement rate for the period.

     Medicaid revenue has increased from $1,130,000 to $1,196,000 when compared to the same period last year. The facilities have received an increase in the Medicaid reimbursement rate of approximately 3%, effective July 1, 1998. The Medicaid census has increased from 16,532 patient days for the nine months ended March 31, 1998 to 16,848 patient days for the nine months ended March 31, 1999.

     The facilities have an average occupancy rate of 78.2% for the current nine month period, compared to 86.0% for the same period last year. The East Peoria facility is the only facility which continues to have an occupancy level significantly lower than the other five locations. Management is of the opinion that this trend will continue. The Alton facility reflects a decline in occupancy level as a result of a 60 bed addition which was opened during January 1998. The Galesburg facility reflects a decline in occupancy level as a result of a 60 bed addition that was opened October 9, 1998. Due to uncertainties presented by the effects of PPS on occupancy and current market conditions, management is unable to forecast when occupancy at the Alton and Galesburg facilities will return to pre-expansion levels. The occupancy level of the facilities for the nine months ended March 31, 1999 and 1998 are as follows:



                                                      DECEMBER 31

                                                  1999           1998
Swansea                                           96.9           98.5
Galesburg                                         61.8           81.6
Moline                                            92.5           93.1
Alton                                             81.0           89.7
Peoria                                            82.3           90.6
East Peoria                                       60.4           62.9

AVERAGE                                           78.2           86.0


     As previously discussed, effective March 1, 1999, the Companies do not bill private paying residents for drugs and have negotiated a fixed rate for drugs prescribed to the Medicare residents, effective July 1, 1998. As a result of this change, the other patient revenues net of expenses has decreased from $233,000 for the nine months ended March 31, 1998, to $122,000 for the nine months ended March 31, 1999.

     Facility operating expenses increased to $16,812,000 (or $99.18 per patient day) for the current nine month period ended March 31, 1999, from $16,151,000 (or $98.48 per patient day) for the nine months ended March 31, 1998.

     As previously discussed, the Company has reclassified certain expenses from the social service and activities designation to the administrative expense cost center. Total expenses for administrative, social service and activities increased from $1,343,000 for the nine months ended March 31, 1998 to $1,513,000 for the nine months ended March 31, 1999, an increase of

$170,000 or 12.7%. The majority of the increase can be accounted for by a $104,000 increase in wages, an $8,000 increase in admissions costs, a $7,000 increase in professional fees and a $35,000 increase in telephone costs. The increase in marketing and telephone costs is the direct result of an increase in admissions efforts as a result of the Medicare PPS reimbursement system previously discussed. The remainder of the increase of $16,000 can be accounted for by inflationary increases since March 31, 1998.

     The cost of employee fringe benefits increased approximately $214,000 when compared to the same nine month period last year which is the result of a $72,000 increase in holiday and vacation pay and a $103,000 increase in payroll taxes, with the balance of the increase accounted for by the increase in workers' compensation insurance costs.

     Dietary expenses have increased approximately $128,000 when compared to the same period last year. Wages have increased approximately $74,000, with the balance of the increase accounted for by the increase in raw food costs which increase is a combination of the increased census and inflation.

     Nursing costs increased from $5,676,000 for the nine months ended March 31, 1998 to $6,839,000 for the nine months ended March 31, 1999, an increase of $1,163,000 or 20.4%. All of the increase can be accounted for by the increase in wages. Approximately $300,000 of the increase in labor costs can be accounted for by the increase in staffing at the Alton facility as a result of the opening of the new 60 bed addition in January of 1998. Also included in the increase in wages is approximately $360,000 resulting from additional staff hired to monitor effectively the reporting requirements under the new PPS reimbursement program for Medicare residents previously discussed. Labor costs continue to increase due to the increased pressure on the availability of qualified personnel. Management is of the opinion that this employment trend will continue as long as the economy remains strong. The Companies continue to monitor labor cost closely since it accounts for the major portion of the operating cost of the facilities. The Companies will attempt to adjust daily room rates to offset the increase in costs, while at the same time remaining competitive in the market place.

     Ancillary service costs have decreased approximately $1,228,000 when compared to the same nine month period last year. The decrease in costs is the direct result of the reduction in therapy and drug costs brought about by utilizing an affiliated therapy company and a reduction in ancillary services provided to the Medicare qualified residents under the new PPS guidelines.

     Plant utilities and maintenance costs have increased $70,000 from $879,000 for the nine months ended March 31, 1998 to $949,000 for the nine month period ended March 31, 1999. The increase is the direct result of the 60 bed addition at Alton and Galesburg.

     Housekeeping and laundry costs have increased $144,000 when compared to the same nine month period last year. Labor costs have increased $109,000, while the cost of supplies has increased $35,000 when compared to the same period last year.

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

     Incentive management fees have increased slightly when compared to the same period last year because of the increase in income before incentives.

     Interest income has decreased $76,000 when compared to the same period last year as a result of the decrease in the notes receivable outstanding during the nine month period from the affiliated company, Rosewood Care Center Holding Co.

     Interest expense decreased $108,000 when compared to the same period last year. The decrease is the result of the decrease in the long term debt of the facility from $25,876,000 on March 31, 1998 to $23,842,000 as of March 31, 1999.

     The Facility Companies file a consolidated income tax return with their parent company, Rosewood Care Center Holding Co. The income of the Real Estate Companies is taxed at the individual shareholder level, as each real estate company is an S corporation. The amount reflected as income taxes is the facility companies' portion of federal and state taxes calculated for the nine months ended March 31, 1999 and 1998, on an annualized basis.

     Liquidity and Capital Resources
     -------------------------------

     As of March 31, 1999, the Companies had approximately $1,478,000 in cash and cash equivalents and net working capital of approximately $120,000. There was a net decrease in cash of $1,388,000 since June 30, 1998. For the nine months ended March 31, 1999, net cash provided by operations was $2,390,000 after reductions of approximately $1,300,000 to pay trade creditors and reduce accrued expenses since June 30, 1998. Net cash from investing activities was $687,000 of which $82,000 was received from Rosewood Care Center Holding Co. as payment on notes due from the affiliated company and $195,000 was used by the Companies for the purchase of personal property and equipment used in the operations of the facilities. Net cash used in financing activities aggregated $4,465,000, of which $1,719,000 was used to retire debt and $2,746,000 was used for the payment of dividends. The Companies believe they have adequate capital for operations and replacements for the coming year and the foreseeable future.

     Accounts receivable from private paying patients increased to $1,422,000 as of March 31, 1999, compared to $1,352,000 as of June 30,
1998. Accounts receivable from third party payers decreased to $2,540,000 as of March 31, 1999, compared to $2,766,000 as of June 30,
1998. $395,882 of this amount is due from Medicare for unsettled cost reports through June 30, 1998, which are subject to audit. Of this amount, $359,000 was received from the intermediary during May 1999.

     The Medicare program continues to face intense scrutiny and significant cutbacks. As previously noted, effective July 1, 1998 all of the facilities are subject to the new Medicare PPS payment system previously discussed. Based on the Companies' analysis of their 1995 facility rates and the acuity level of the Medicare patients in the facilities, the Companies hope to implement changes to lower the cost of providing services to their Medicare residents.

Should the Companies be unable to execute the changes to reduce costs, PPS could have a material negative effect on the Companies' financial position and results of operations.

     The Companies had no open lines of credit with any financial institution as of March 31, 1999.

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

PART II  OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS.

     There were no material developments with respect to legal proceedings during the quarter ended March 31, 1999.

ITEM 2.  CHANGES IN SECURITIES.

     Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     The Companies contract with a related company, Rosewood Therapy Services, Inc. to provide speech, physical and occupational therapy services to the residents of the facilities. Therapy services are provided to the facilities at competitive market rates, on terms and conditions as would be entered into with unrelated therapy companies. Amounts paid by the Companies to Rosewood Therapy Services during the first nine months of the 1999 fiscal year, aggregated $2,091,000.

     The 60 bed expansion wing at the Alton Rosewood Care Center opened January 22, 1998.

     The 60 bed expansion wing at the Galesburg Rosewood Care Center was licensed by the State of Illinois and was opened on October 9, 1998.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  See Index to Exhibits on Page 41.

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


                                  ROSEWOOD CARE CENTERS CAPITAL
                                  FUNDING CORPORATION, Registrant




Dated:  May 13, 1999          By: /s/ Larry Vander Maten
                                  ---------------------------------------
                                        Larry Vander Maten
                                        President and Director
                                        (Principal Executive Officer
                                        and Principal
                                        Financial and Accounting Officer)

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ROSEWOOD CARE CENTER, INC. OF
                                   SWANSEA, Registrant


Dated:  May 13, 1999          By:  /s/ Larry Vander Maten
                                   ------------------------------------
                                         Larry Vander Maten
                                         President and Director
                                         (Principal Executive Officer
                                         and Principal Financial
                                         and Accounting Officer)

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ROSEWOOD CARE CENTER, INC. OF
                                  GALESBURG, Registrant



Dated:  May 13, 1999          By: /s/ Larry Vander Maten
                                  -----------------------------------
                                        Larry Vander Maten
                                        President and Director
                                        (Principal Executive Officer
                                        and Principal Financial
                                        and Accounting Officer

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ROSEWOOD CARE CENTER, INC. OF
                                  PEORIA, Registrant



Dated:  May 13, 1999          By: /s/ Larry Vander Maten
                                  ------------------------------------
                                        Larry Vander Maten
                                        President and Director
                                        (Principal Executive Officer
                                        and Principal Financial
                                        and Accounting Officer)

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ROSEWOOD CARE CENTER, INC. OF
                                   EAST PEORIA, Registrant




Dated:  May 13, 1999           By: /s/ Larry Vander Maten
                                   -----------------------------------
                                         Larry Vander Maten
                                         President and Director
                                         (Principal Executive Officer
                                         and Principal Financial
                                         and Accounting Officer)

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ROSEWOOD CARE CENTER, INC. OF
                                   ALTON, Registrant



Dated:  May 13, 1999           By: /s/ Larry Vander Maten
                                   ------------------------------------
                                         Larry Vander Maten
                                         President and Director
                                         (Principal Executive Officer
                                         and Principal Financial
                                         and Accounting Officer)

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ROSEWOOD CARE CENTER, INC. OF
                                  MOLINE, Registrant



Dated:  May 13, 1999          By: /s/ Larry Vander Maten
                                  ------------------------------------
                                        Larry Vander Maten
                                        President and Director
                                        (Principal Executive Officer
                                        and Principal Financial
                                        and Accounting Officer)

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SWANSEA REAL ESTATE, INC., Registrant



Dated:  May 13, 1999          By: /s/ Larry Vander Maten
                                  --------------------------------------
                                        Larry Vander Maten
                                        President and Director
                                        (Principal and Executive Officer
                                        and Principal Financial
                                        and Accounting Officer

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GALESBURG REAL ESTATE, INC., Registrant




Dated:  May 13, 1999          By: /s/ Larry Vander Maten
                                  ------------------------------------
                                        Larry Vander Maten
                                        President and Director
                                        (Principal Executive Officer
                                        and Principal Financial
                                        and Accounting Officer)

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PEORIA REAL ESTATE, INC., Registrant




Dated:  May 13, 1999          By: /s/ Larry Vander Maten
                                  ------------------------------------
                                        Larry Vander Maten
                                        President and Director
                                        (Principal Executive Officer
                                        and Principal Financial
                                        and Accounting Officer)

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          EAST PEORIA REAL ESTATE, INC., Registrant




Dated:  May 13, 1999      By: /s/ Larry Vander Maten
                              ------------------------------------
                                    Larry Vander Maten
                                    President and Director
                                    (Principal Executive Officer
                                    and Principal Financial
                                    and Accounting Officer)

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ALTON REAL ESTATE, INC., Registrant



Dated:  May 13, 1999          By: /s/ Larry Vander Maten
                                  ------------------------------------
                                        Larry Vander Maten
                                        President and Director
                                        (Principal Executive Officer
                                        and Principal Financial
                                        and Accounting Officer)

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MOLINE REAL ESTATE, INC., Registrant




Dated:  May 13, 1999          By: /s/ Larry Vander Maten
                                  ------------------------------------
                                        Larry Vander Maten
                                        President and Director
                                        (Principal Executive Officer
                                        and Principal Financial
                                        and Accounting Officer)

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

10.21 Reference is made to Consultant Services Agreement between
      Rosewood Therapy Services, Inc. and Rosewood Care Center, Inc. of Alton (Revised) filed on November 12, 1998 as Exhibit 10.21 of the Form 10-Q of the Registrants (Additional Consultant Services Agreements listed on the Schedule).

10.22 Reference is made to Renewal of Letter of Credit filed on February 11, 1994 as Exhibit 10.15 on the Form 10-Q of the Registrants, which renewal was filed on February 11, 1999 as Exhibit 10.22 of the Form 10-Q of the Registrants.

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